Form 10-Q
period 1996-01-31
SYSTEMS ASSURANCE CORP /DE/
filed 1996-03-13
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           January  31, 1996                          0-011228
         For the Quarter Ended                 Commission File Number:

                          SYSTEMS ASSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        02-0337028
(State or other jurisdiction                           (I.R.S. Employer
      of incorporation                                 Identification No.)
      or organization)

                  18 West King Street, Malvern, PA 19355 19355
               (Address of principal executive offices) (zip code)

                                 (610) 647 -7840
               Registrant's telephone number including area code:


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes __X__           No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date.

Class                                         Outstanding at March 13, 1996

Common Stock,                                            24,418,454
par value $.01 per share

                          SYSTEMS ASSURANCE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  January 31, 1996    October 31, 1995
          ASSETS

Current assets:
     Cash                                            $        132      $        382
     Income taxes refundable                                1,442             1,442
                                                     ------------      ------------

               Total current assets                         1,574             1,824
                                                     ------------      ------------

                                                     $      1,574      $      1,824
                                                     ============      ============

LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
     Accrued expenses                                $     19,000      $     19,000
     Advances from shareholders                            63,960            63,960
                                                     ------------      ------------

          Total current liabilities                        82,960            82,960
                                                     ------------      ------------

Capital deficit:
     Common stock, par value $.01 per share;
       authorized 30,000,000 shares; outstanding
       24,418,454 shares                                  244,185           244,185
     Additional paid-in capital                         9,786,233         9,786,233
     Deficit                                          (10,111,804)      (10,111,554)

          Total capital deficit                           (81,386)          (81,136)
                                                     ------------      ------------

                                                     $      1,574      $      1,824
                                                     ============      ============



    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF OPERATIONS
               Three-Month Periods Ended January 31, 1996 and 1995
                                   (Unaudited)

                                                1996           1995

Revenues                                     $     --       $     --
General and administrative expenses                 250           --
                                             ----------     ----------

Income (loss) before provision for
  income taxes                                     (250)          --

Provision (credit) for income taxes                --             --
                                             ----------     ----------

Net income (loss)                            $     --      $     --
                                             ==========     ==========

Income (loss) per common share:
     Extraordinary income                    $     --       $     --
                                             ==========     ==========
     Net income (loss)                       $     --       $     --
                                             ==========     ==========

Weighted average number of common shares     24,418,454     23,118,454
                                             ==========     ==========


    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          STATEMENTS OF CAPITAL DEFICIT
                   Twelve-month Period Ended October 31, 1995
                and the Three-Month Period Ended January 31, 1996
                                   (Unaudited)

                                                                        Additional                              Total
                                       Number             Par            Paid-in                               Capital
                                     of Shares           Value           Capital            Deficit            Deficit
Balance, October 31, 1994            23,118,454      $    231,185      $  9,798,983      $(10,077,753)     $    (47,585)
     Issuance of common shares        1,300,000            13,000           (12,750)                                250
     Net loss                                                                                 (33,801)          (33,801)
                                     ----------      ------------      ------------      ------------      ------------

Balance, October 31, 1995            24,418,454           244,185         9,786,233       (10,111,554)          (81,136)
     Net loss                                                                                    (250)             (250)
                                     ----------      ------------      ------------      ------------      ------------

Balance, January 31, 1996            24,418,454      $    244,185      $  9,786,233      $(10,111,804)     $    (81,386)
                                     ==========      ============      ============      ============      ============


    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
               Three-Month Periods Ended January 31, 1996 and 1995
                                   (Unaudited)


                                           1996       1995

Cash flows from operating activities:
     Net income (loss)                    $(250)     $  --
                                          -----      -------

Net cash provided (used) by operating
  activities                              $(250)        --
                                          -----      -------

Net increase (decrease) in cash           $(250)        --
Cash at beginning of year                   382         --
                                          -----      -------

Cash at end of year                       $ 132      $  --
                                          =====      =======


    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 31, 1995.

2.   Net Income Per Share

     Net income per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents, if dilutive, outstanding during the year.

3.   Restatement - Correction of Errors

     Certain liabilities of the Company have been determined to have exceeded various applicable states statutes of limitations. These liabilities should have been written off by the Company in the years in which the statutes were determined to have expired. The Company has corrected this error and, accordingly, has restated its statements of capital deficit through October 31, 1994 as noted in the Company's annual report on Form 10-K for the year ended October 31, 1995.

     Additionally, during 1991, a majority shareholder forgave certain indebtedness of the Company amounting to $825,242 which was previously reflected as extraordinary income in 1991. The financial statements have been adjusted to reflect this transaction as a contribution to capital.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the three months ended January 31, 1996 the Company had no principal business activity. The company had no revenues and had operating expenses of $250. The Company is presently seeking investment opportunities but has not yet entered into any substantive negotiations.

Financial Condition and Liquidity

The Company has suffered recurring losses, has no current expectations of revenue and has a capital deficit. Although management intends to seek funding for normal operating expenses and is presently seeking investment opportunities, it is not certain that such opportunities or funding will become available, or if available, that it will be on acceptable terms.

General

The Company has completed its review of the legal status of previously reported liabilities. The purpose of the review was to determine whether any or all of the liabilities are no longer enforceable under the statutes of the particular states involved. See Note 3 to the accompanying financial statements for a discussion of the results of that review. The Annual Report on Form 10-K for the year ended October 31, 1995 was filed with the appropriate restatements of previously reported liabilities and was audited by independent certified public accountants whose opinion is included therein and which opinion covers the financial statements as of and for the years ended October 31, 1995 and 1994.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The Company is the defendant in an action brought in Massachusetts Superior Court, County of Suffolk, by McDevitt Recruitment Advertisement, Inc. The complaint was served in December 1986 and alleges a breach of an oral warranty of fitness for a particular purpose of a computer system sold to plaintiff in 1982, which allegedly never performed properly. Plaintiff seeks damages of $30,000. The Company believes that it is not liable for any damages; however, in order to save the cost of potential litigation, has offered a settlement in the amount of $1,000 to attorneys for the plaintiff which it believes is sufficient to settle this case. At this date, the attorneys have not been able to locate plaintiff.

The Company, in conjunction with its research regarding the various statutes of limitations, also pursued the current status of any legal proceedings previously reported as having been brought against the Company. The Company has determined that, except for the matter discussed above, it is not probable that any of the previously reported legal proceedings will have a materially adverse effect on the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   SYSTEMS ASSURANCE CORPORATION
                                                                    (Registrant)




Date:    March 13, 1996              By:  /s/ William E. Chipman, Sr.
                                          --------------------------------------
                                          WILLIAM E. CHIPMAN, SR.,
                                          PRESIDENT AND CHAIRMAN




Date:    March 13, 1996              By:  /s/ Thomas R. Petree
                                          --------------------------------------
                                          THOMAS R. PETREE, TREASURER
                                          AND DIRECTOR