Form 10-Q
period 1996-04-30
SYSTEMS ASSURANCE CORP /DE/
filed 1996-06-14
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              April 30, 1996                                0-011228
         For the Quarter Ended                       Commission File Number:

                           SYSTEMS ASSURANCE CORPORATION
           (Exact name of registrant as specified in its charter)

                 DELAWARE                                     02-337028
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

       18 West King Street, Malvern, PA 19355                   19355
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

                                Yes X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date.

Class                                              Outstanding at June 14, 1996
Common Stock,                                                 27,918,454
par value $.01 per share

                          SYSTEMS ASSURANCE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


                                                     April 30, 1996    October 31, 1995
                  ASSETS

Current assets:
     Cash                                             $      1,585      $        382
     Income taxes refundable                                 1,442             1,442
                                                      ------------      ------------

         Total current assets                                3,027             1,824
                                                      ------------      ------------

                                                      $      3,027      $      1,824
                                                      ============      ============


     LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
     Notes payable                                    $     50,000      $         --
     Accounts payable and accrued expenses                   1,146            19,000
     Advances from shareholders                                 --            63,960
                                                      ------------      ------------

         Total current liabilities                          51,146            82,960
                                                      ------------      ------------

Capital deficit:
     Common stock, par value $.01 per share;
       authorized 30,000,000 shares; outstanding
       27,918,454 and 24,418,454 shares,
       respectively                                        279,185           244,185
     Additional paid-in capital                          9,802,200         9,786,233
     Deficit                                           (10,129,504)      (10,111,554)

                  Total capital deficit                    (48,119)          (81,136)
                                                      ------------      ------------

                                                      $      3,027      $      1,824
                                                      ============      ============

    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF OPERATIONS
            Three and Six-Month Periods Ended April 30, 1996 and 1995
                                   (Unaudited)

                                                       Three- Month                        Six -Month
                                                  1996              1995             1996              1995


Revenues                                     $       --        $       --       $       --        $       --
General and administrative expenses                17,554              --             17,804              --
                                                                                ------------      ------------
Interest expense                                      146              --                146              --
                                             ------------      ------------     ------------      ------------

Income (loss) before provision for
  income taxes                                    (17,700)             --            (17,950)             --

Provision (credit) for income taxes                  --                --               --                --
                                             ------------      ------------     ------------      ------------

Net income (loss)                            $    (17,700)     $       --       $    (17,950)     $       --
                                             ============      ============     ============      ============

Income (loss) per common share:
         Net income (loss)                   $       --        $       --       $       --        $       --
                                             ============      ============     ============      ============

Weighted average number of common shares       25,585,121        23,118,454       25,001,787        23,118,454
                                             ============      ============     ============      ============

    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          STATEMENTS OF CAPITAL DEFICIT
                   Twelve-month Period Ended October 31, 1995
                  and the Six-Month Period Ended April 30, 1996
                                   (Unaudited)


                                                                           Additional                              Total
                                            Number             Par          Paid-in                               Capital
                                          of Shares           Value         Capital             Deficit           Deficit

Balance, October 31, 1994                23,118,454      $    231,185     $  9,798,983      $(10,077,753)     $    (47,585)
         Issuance of common shares        1,300,000            13,000          (12,750)              250
         Net loss
                                                                                                 (33,801)          (33,801)
                                         ----------      ------------     ------------      ------------      ------------

Balance, October 31, 1995                24,418,454           244,185        9,786,233       (10,111,554)          (81,136)
         Issuance of common shares        3,500,000            35,000           15,967            50,967
         Net loss                                                                                (17,950)          (17,950)
                                         ----------      ------------     ------------      ------------      ------------


Balance, April 30, 1996                  27,918,454      $    279,185     $  9,802,200      $(10,129,504)     $    (48,119)
                                       ============      ============     ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 Six-Month Periods Ended April 30, 1996 and 1995
                                   (Unaudited)

                                                             1996            1995
Cash flows  from  operating  activities:
         Net  income  (loss)                               $(17,950)     $   --
         Adjustment for items not affecting cash flow:
           Change in accounts payable and
                accrued expenses                             (7,054)         --
                                                           --------      --------
Net cash provided (used) by operating
  activities                                                (25,004)         --
                                                           --------      --------

Cash flows from financing activities:
         Proceeds from issuance of note                      50,000          --
         Shareholder advances, net                          (23,793)         --
                                                           --------      --------
Net cash provided by financing activities                    26,207          --
                                                           --------      --------

Net increase (decrease) in cash                            $  1,203          --
Cash at beginning of period                                     382          --
                                                           --------      --------

Cash at end of period                                      $  1,585      $   --
                                                           ========      ========

Supplemental cash flow information:
    Issuance of stock to satisfy shareholder advances-
             Common stock, at par value                    $ 35,000      $   --
             Additional paid-in capital                      15,967          --


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


4.   Notes Payable

     The note payable in the amount of $50,000 is unsecured and bears interest at 7%. The note and all accrued interest is due and payable on the later of December 31, 1996 or the extended expiration of certain irrecovocable proxies granted by certain shareholders to the issuer of the note.

                          SYSTEMS ASSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.   Shareholder Advances

     On April 1, 1996, the Board of Directors of Systems Assurance Corporation authorized the issuance of 3,500,000 shares of common stock to AAH Development Company, Inc. (a related entity of certain shareholders of the Company) in exchange for all shareholder advances existing as of March 31, 1996 in excess of $40,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the six months ended April 30, 1996 the Company had no principal business activity. The company had no revenues and had operating expenses of $17,950. The Company is presently seeking investment opportunities but has not yet entered into any substantive negotiations other than as described under Financial Condition and Liquidity.

Financial Condition and Liquidity

The Company has suffered recurring losses, has no current expectations of revenue and has a capital deficit. The Company has entered into certain agreements with an investment firm to actively seek an investment opportunity acceptable to the Company. In connection with those agreements, the investment firm has received irrevocable proxies from certain of the Company's shareholders to vote their shares in connection with any recapitalization of the Company's common stock, election of members of the Board of Directors and any proposed merger candidate that meets certain minimum requirements. The irrevocable proxies expire on September 1, 1996 but may be extended at the option of the investment firm. As an incentive to enter into the above agreements, the investment firm has lent the Company $50,000 evidenced by a Promissory Note due and payable (including interest at the rate 7%) on the later of December 31, 1996 or the extended expiration of the irrecovocable proxies. The investment firm has additionally agreed to assume responsibility for certain operating costs which may be incurred.

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

Item 6 - Exhibits and Reports on Form 8-K

    (a)      Exhibits:

             Exhibit I - Unanimous Consent of Board of Directors in Liew of
                 Special Meeting (issuance of shares to AAH Development Company)

             Exhibit II - Sale of common stock of Systems Assurance Corporation by the Undersigned (restriction on sale by principal shareholders)

             Exhibit III - Agreement (loan and assistance in locating merger candidate)

             Exhibit IV - Promissory Note

             Exhibit V - Irrevocable Proxy Coupled With and Interest
                 (Appointment of Exchange Place Capital Partners, L.L.C. as proxy for shares owned by principal shareholders)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYSTEMS ASSURANCE CORPORATION
                                 -----------------------------
                                        (Registrant)


Date: June 14, 1996              By: /s/ William E. Chipman, Sr.
                                    -----------------------------
                                    WILLIAM E. CHIPMAN, SR.,
                                    PRESIDENT AND CHAIRMAN


Date:June 14, 1996               By: /s/ Thomas R. Petree
                                    ---------------------
                                     THOMAS R. PETREE, TREASURER
                                     AND DIRECTOR