Form 10-Q
period 1996-07-30
SYSTEMS ASSURANCE CORP /DE/
filed 1996-09-12
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

    July 31, 1996                                             0-011228
For the Quarter Ended                                 Commission File Number:

                          SYSTEMS ASSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         02-0337028
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                               Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date.

Class                                          Outstanding at September 9, 1996
Common Stock,                                           27,918,454
par value $.01 per share

                          SYSTEMS ASSURANCE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                              July 31, 1996   October 31, 1995

                  ASSETS
Current assets:
         Cash                                                 $        842      $        382
         Income taxes refundable                                     1,442             1,442
                                                              ------------      ------------

                  Total current assets                               2,284             1,824
                                                              ------------      ------------

Total Assets                                                  $      2,284      $      1,824
                                                              ============      ============


                  LIABILITIES AND CAPITAL DEFICIT

Current liabilities:
         Notes payable                                        $     50,000      $         --
         Accounts payable and accrued expenses                       2,518            19,000
         Advances from shareholders                                     --            63,960
                                                              ------------      ------------

                  Total current liabilities                         52,518            82,960
                                                              ------------      ------------

Capital deficit:
         Common stock, par value $.01 per share;
           authorized 30,000,000 shares; outstanding
           27,918,454 and 24,418,454 shares, respectively          279,185           244,185
         Additional paid-in capital                              9,802,200         9,786,233
         Deficit                                               (10,131,619)      (10,111,554)
                                                              ------------      ------------

                  Total capital deficit                            (50,234)          (81,136)
                                                              ------------      ------------

Total liabilities and capital                                 $      2,284      $      1,824
                                                              ============      ============

    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF OPERATIONS
            Three and Nine-Month Periods Ended July 31, 1996 and 1995
                                   (Unaudited)

                                                        Three- Month                       Nine -Month
                                                    1996              1995            1996             1995
Revenues                                     $         --      $         --      $         --      $         --
General and administrative expenses                 1,240            57,991            19,044            57,991
Interest expense                                      875                --             1,021                --
                                             ------------      ------------      ------------      ------------

Income (loss) before provision for
  income taxes                                     (2,115)          (57,991)          (20,065)          (57,991)

Provision (credit) for income taxes                    --            (1,445)               --            (1,445)
                                             ------------      ------------      ------------      ------------

Net income (loss)                            $     (2,115)     $    (56,546)          (20,065)     $    (56,546)
                                             ============      ============      ============      ============
Income (loss) per common share:
         Net income (loss) $                           --      $         --      $         --      $         --
                                             ============      ============      ============      ============

Weighted average number of common shares       27,918,454        23,118,454        25,818,454        23,118,454
                                             ============      ============      ============      ============

    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          STATEMENTS OF CAPITAL DEFICIT
                   Twelve-month Period Ended October 31, 1995
                  and the Nine-Month Period Ended July 31, 1996
                                   (Unaudited)

                                                                             Additional                              Total
                                           Number              Par            Paid-in                               Capital
                                         of Shares            Value           Capital            Deficit            Deficit
Balance, October 31, 1994                23,118,454      $    231,185      $  9,798,983      $(10,077,753)     $    (47,585)
         Issuance of common shares        1,300,000            13,000           (12,750)                                250
         Net loss                                                                                 (33,801)          (33,801)
                 --- ----                ----------      ------------      ------------      ------------      ------------

Balance, October 31, 1995                24,418,454           244,185         9,786,233       (10,111,554)          (81,136)
         Issuance of common shares        3,500,000            35,000            15,967                              50,967
         Net loss                                                                                 (20,065)          (20,065)
                 --- ----                ----------      ------------      ------------      ------------      ------------

Balance, July 31, 1996                   27,918,454      $    279,185      $  9,802,200      $(10,131,619)     $    (50,234)
                                       ============      ============      ============      ============      ============



    The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 Nine-Month Periods Ended July 31, 1996 and 1995
                                   (Unaudited)

                                                                  1996           1995
Cash flows from operating activities:
         Net income (loss)                                      $(20,065)     $(56,546)
Adjustment for items not affecting cash flow:
         Increase in refundable income taxes                          --        (1,445)
         Change in accounts payable and
                           accrued expenses                      (16,482)        6,500
                                                                --------      --------
Net cash provided (used) by operating
  activities                                                     (36,547)      (51,491)
                                                                --------      --------

Cash flows from financing activities:
         Proceeds from issuance of note                           50,000            --
         Shareholder advances, net                               (12,993)       51,645
                                                                --------      --------
Net cash provided by financing activities                         37,007        51,645
                                                                --------      --------

Net increase (decrease) in cash                                 $    460           154
Cash at beginning of period                                          382            --
                                                                --------      --------

Cash at end of period                                           $    842      $    154
                                                                ========      ========

Supplemental cash flow information:
         Issuance of stock to satisfy shareholder advances-
                  Common stock, at par value                    $ 35,000      $     --
                  Additional paid-in capital                      15,967            --


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

4.   Notes Payable

     The note payable in the amount of $50,000 is unsecured and bears interest at 7%. The note and all accrued interest is due and payable on the later of December 31, 1996 or the extended expiration of certain irrevocable proxies granted by certain shareholders to the issuer of the note.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the nine months ended July 31, 1996 the Company had no principal business activity. The company had no revenues and had operating expenses totaled $20,065. The Company is presently seeking investment opportunities but has not yet entered into any substantive negotiations other than as described under Financial Condition and Liquidity.

Financial Condition and Liquidity

The Company has suffered recurring losses, has no current expectations of revenue and has a capital deficit. The Company has entered into certain agreements with an investment firm to actively seek an investment opportunity acceptable to the Company. In connection with those agreements, the investment firm has received irrevocable proxies from certain of the Company's shareholders to vote their shares in connection with any recapitalization of the Company's common stock, election of members of the Board of Directors and any proposed merger candidate that meets certain minimum requirements. The irrevocable proxies expire on September 1, 1996 but may be extended at the option of the investment firm. As an incentive to enter into the above agreements, the investment firm has lent the Company $50,000 evidenced by a Promissory Note due and payable (including interest at the rate of 7%, per annum) on the later of December 31, 1996 or the extended expiration of the irrevocable proxies. The investment firm has additionally agreed to assume responsibility for certain operating costs which may be incurred.

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

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYSTEMS ASSURANCE CORPORATION
                                                         (Registrant)


Date: September 13, 1996            By:  /s/ William E. Chipman, Sr.
                                             WILLIAM E. CHIPMAN, SR.,
                                             PRESIDENT AND CHAIRMAN


Date: September 13, 1996            By:  /s/ Thomas R. Petree
                                             THOMAS R. PETREE, TREASURER
                                             AND DIRECTOR