Form 10-K
period 1996-10-31
SYSTEMS ASSURANCE CORP /DE/
filed 1997-01-28
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

     October 31, 1996                                        0-011228
 For the Fiscal Year Ended                            Commission File Number:

                          SYSTEMS ASSURANCE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                          02-0337028
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)

         18 West King Street, Malvern, PA 19355             19355
        (Address of principal executive offices)          (zip code)

                                 (610) 647 -7840
               Registrant's telephone number including area code:

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

                   Name of each exchange on which registered:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
Aggregate market value of voting stock held by non-affiliates of the registrant at January 1, 1997: $107,192

Number of shares of the Registrant's Common Stock, $.01 par value, outstanding
at October 31, 1996:   27,918,454

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I
Item 1.   BUSINESS

Business Activities in Fiscal Year 1996

Systems Assurance Corporation, a Delaware corporation (the "Company" or "SAC") is not presently engaged in any line of business and had no principal business activity during the fiscal year ended October 31, 1996. Prior to fiscal year 1992, the Company had ceased the marketing and the installation of its automated insurance processing and administration system. The system, named the Casualty Insurers Business Information System ("CIBIS"), was a comprehensive, integrated software system which supported the issuance and administration of insurance policies and generated management and statistical reports. This activity was being performed by Insurance Data Processing, Inc. ("IDP") under its assignment and assumption agreement dated October 15, 1988 described below. The Company is presently seeking investment opportunities but has not yet entered into any substantive negotiations other than as described under Item 7.

Discontinuation of the Service Business for the CIBIS Customers by IDP

On October 15, 1988, the Company entered into an Assignment and Assumption Agreement ("SAC-IDP Agreement") with IDP, pursuant to which IDP was granted an exclusive license to market the Company's products and services, and under which IDP assumed all responsibilities of the Company to service and support existing CIBIS installations and for the administration, marketing, research and development, sales and servicing pertaining to future CIBIS activities. Pursuant to the SAC-IDP Agreement, IDP agreed to pay a royalty to the Company at the rate of 7% of all revenue generated by IDP on account of CIBIS net of any sublicensing fees (approximately $4,000 for each sale of each CIBIS system) incurred in connection with the sale of CIBIS systems. Between October 15, 1988 and June 10, 1991 some royalty income had been earned by the Company; however, an insufficient amount to remain in operation. On June 10, 1991, IDP agreed to pay Key Bank $15,600 and return the IBM equipment used to service the CIBIS customers in exchange for Key Bank's general release of $230,018 of indebtedness that the Company had to Key Bank. Accordingly, IDP on December 31, 1991, discontinued all service to CIBIS customers.

Employees

The Company currently, other than its officers, has no employees. The affairs of the Company are administered by the Board of Directors. No officer or director receives compensation or any other form of remuneration for his services.


Item 2.   DESCRIPTION OF PROPERTY

The Company vacated its office space in Yarmouth, Maine in December 1988, and presently does not own, lease or otherwise possess any property.

Item 3.  LEGAL PROCEEDINGS

The Company is the defendant in an action brought in Massachusetts Superior Court, County of Suffolk, by McDevitt Recruitment Advertisement, Inc. The complaint was served in December 1986 and alleges a breach of an oral warranty of fitness for a particular purpose of a computer system sold to the plaintiff in 1982, which allegedly never performed properly. Plaintiff seeks damages of $30,000. The Company believes that it is not liable for any damages; however, in order to save the cost of potential litigation, has offered a settlement in the amount of $1,000 to the attorney for the plaintiff. At this date, the attorney has not been able to locate the plaintiff.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Until March of 1986, the Company's common stock was included on the automated quotation system of the National Association of Securities Dealers, Inc. ("NASDAQ"). Based on the criteria for listing by NASDAQ, the company was "de-listed" as of April 3, 1986.

As of October 31 1996, there were approximately 1,517 holders of record of the Company's common stock.

The Company has never paid dividends and does not intend to pay any dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

Five Year Summary of Selected Financial Data

                                                                     Year ended October 31,
                                           1996              1995              1994              1993              1992
Income Statement Data:

Revenues                           $         --      $         --      $         --      $         --      $         --
Operating profit (loss)                 (20,790)          (77,428)             (600)             (600)           (7,416)
Extraordinary income                         --            42,184           226,653            34,382            33,505
Net income (loss)                       (20,790)          (33,801)          226,053            33,782            24,644

Income (loss) per share:
     Extraordinary income                    --                --               .01                --                --
     Net income (loss)                       --                --               .01                --                --
Cash dividends on common stock               --                --                --                --                --

Balance Sheet Data:

Working capital                        $(50,959)         $(81,136)         $(47,585)        $(273,638)     $   (307,420)
Total assets                              2,140             1,824                --                --                --
Shareholders' deficit                   (50,959)          (81,136)          (47,585)         (273,638)         (307,420)
Average number of common
  and common equivalent
  shares                             26,470,509        23,374,843        23,118,454        23,118,454        23,118,454


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the fiscal years ended October 31, 1996, 1995 and 1994 the Company was not operating. Consequently, it had no net revenues. The Company has had no hardware sales since 1991. This lack of sales existed because of the discontinuance of service. The Company incurred general and administrative expenses totaling $18,882, $77,428, $600 and $600 in 1996, 1995, 1994, and 1993, respectively.
Interest expense in 1996 totaled $1,908. The increase in general and administrative expenses during 1995 was attributable to various professional fees for legal research and accounting. Extraordinary income of $42,184 and $226,653 in 1995 and 1994 was mainly attributable to the reduction in liabilities due to the operation of various statutes of limitation.

On June 10, 1991, IDP agreed to pay Key Bank $15,600 and to return the IBM equipment used to service CIBIS customers in exchange for Key Bank's general release of $230,018 of indebtedness that the Company had to Key Bank. IDP, on December 31, 1991, discontinued all service to CIBIS customers.

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition and Liquidity

Liquidity problems persisted in 1996. At October 31, 1996, current liabilities exceeded current assets by $50,959. The Company has not operated since 1991, at which time recorded liabilities exceeded assets by $332,064. The working capital deficit decreased from $307,420 in 1992 to $47,585 in 1994 as a result of the reduction in liabilities due to the operation of applicable statutes of limitations. This reduction in liabilities did not require the use of cash. In 1995, the working capital deficit increased to $81,136 as a result of an increase in expenses incurred relating to Company administration. During 1996, an affiliate corporation of certain current shareholders of the Company representing a majority interest in the ownership of the Company assumed certain liabilities of the Company in exchange for 3,500,000 shares of common stock. The Company has entered into certain agreements with an investment firm to actively seek an investment opportunity acceptable to the Company. In connection with those agreements, the investment firm has received irrevocable proxies from certain of the Company's shareholders to vote their shares in connection with any recapitalization of the Company's common stock, election of members of the Board of Directors and any proposed merger candidate that meets certain minimum requirements. The irrevocable proxies have been extended at the option of the investment firm through December 31, 1996. As an incentive to enter into the above agreements, the investment firm has lent the Company $50,000 evidenced by a Promissory Note due and payable (including interest at the rate of 7%, per annum) on the later of February 28, 1997 or the extended expiration of the irrevocable proxies. The investment firm has additionally agreed to assume responsibility for certain operating costs which may be incurred.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto as listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information about the Directors and executive officers of the Company:

      Name                   Age                Office and Positions

William E. Chipman, Sr.      51                 President and  Chairman

James C. Wagner              46                 Secretary and Director

Thomas R. Petree             49                 Treasurer and Director

Mr. William E. Chipman, Sr. is a member of the Board of Directors of Electronic Technology Corporation, a wireless transmission technology corporation. Mr. Chipman has been a member of the Board of Directors of Systems Assurance Corporation since December 31, 1994. Mr. Chipman filed personal bankruptcy in September 1992 and emerged therefrom on December 21, 1992.

Mr. James C. Wagner is President of American Affordable Housing, Inc., a real estate consulting company. Mr. Wagner is also a member of the Board of Directors of Merchants Square Network, Inc., a broadcast production facility. Mr. Wagner is also a partner in the public accounting firm of Wagner Sharer Murtaugh & Petree. Mr. Wagner has been a member of the Board of Directors of Systems Assurance Corporation since December 31, 1994.

Mr. Thomas R. Petree is Treasurer and member of the Board of Directors of Merchants Square Network, Inc., a broadcast production facility. Mr. Petree is also a partner in the public accounting firm of Wagner Sharer Murtaugh & Petree. Mr. Petree has been a member of the Board of Directors of Systems Assurance Corporation since December 31, 1994.

All Directors hold office until the next annual meeting of stockholders of the Company or until their successors have been elected and qualified. Each of the executive officers serves at the discretion of the Board of Directors.


Item 11.   EXECUTIVE COMPENSATION

No executive officers received any compensation or other remuneration from the Company during fiscal 1996, except as noted in Item 7.

1982 Stock Option and Appreciation Rights Plan

Under the Company's stock option and appreciation rights plan, the Compensation Committee of the Board of Directors may grant incentive stock options or non-qualified stock options to purchase shares of the Company's common stock to officers and other key employees of the

Company. The exercise price may not be less than 100% of the fair market value of the common stock on the date of the grant. The plan also provides that the committee may issue stock appreciation rights ("Rights") in connection with the options. A Right entitles the holder to receive the amount by which the market value of the shares as to which the Rights are exercised exceeds the option price for that number of shares. 900,000 shares of common stock have been reserved under the incentive stock option plan. The Company currently has no employees and the Compensation Committee has ceased to exist. No options or rights are currently outstanding.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at October 31, 1996 of (i) each beneficial owner of more than five percent of the Company's Common Stock, (ii) each of the Company's Directors and (iii) all directors and officers of the Company as a group.

                                  Amount and
                                   Nature of
                                   Beneficial          Percent
         Name                      Ownership           of Class
William E. Chipman, Sr. *           6,199,650           22.2%
James C. Wagner *                   2,479,860            8.9%
Thomas R. Petree *                  1,549,913            5.6%
Barry R. Sharer                     1,549,913            5.6%
Stephen C. Sadtler                  1,300,000            4.7%

* All directors and officers
  as a Group (3 persons)           10,229,423           36.7%


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain shareholders of the Company have provided significant accounting and consulting services to the Company and have funded the Company with cash and additionally have paid certain other costs incurred by the Company. For the year ended October 31, 1995, these shareholders provided and $51,205 of accounting and consulting services to the Company, advanced $505 to the Company and have paid other costs incurred by the Company for various legal and other fees aggregating $9,250 and paid $3,000 for the settlement of debt. See Note 4 to the financial statements filed as an exhibit hereto. During 1996, an affiliate corporation of these same shareholders assumed certain liabilities of the Company in exchange for 3,500,000 shares of common stock. In addition, $40,000 of the proceeds from the note issued by the Company to the investment firm as explained in Item 7 was used in payment of certain shareholder advances.

In 1993, IDP forgave additional expenses paid on behalf of the Company totaling $5,358. Reference is made to Item 1, SAC-IDP Agreement, for a description of the SAC-IDP Agreement.


                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(a.) (1)  Financial Statements:

          Report of Independent Certified Public Accountants

          Balance Sheets as of  October 31, 1996 and 1995

          Statements of Operations for the years ended October 31, 1996, 1995 and 1994

          Statements of Capital Deficit for the years ended October 31, 1996, 1995 and 1994

          Statements of Cash Flows for the years ended October 31, 1996, 1995 and 1994

          Notes to Financial Statements


      (2) Schedules

         Schedules are omitted as they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

      (3) Exhibits Required to be Filed by Item 601 of Regulation S-K.

         a. SAC-IDP Agreement dated October 15, 1988, between Systems Assurance Corporation and Insurance Data Processing, Inc., incorporated by reference to Exhibit 2.1 to the company's report on Form 10K dated March 6, 1989.

         b. Certificate of Incorporation of the company as amended, incorporated herein by reference to Exhibit 3.1 to Registration Statement No. 2-78947 on Form S-1 and to Exhibits 4.1 and 4.2 to the company's report on Form 10-Q for the quarter ended April 30, 1984.

         c. Certificate of Incorporation of the Company, as amended, August 29, 1986, and filed with the Secretary of State of the State of Delaware, incorporated herein by reference to Exhibit 3.3 to the company's annual report on Form 10-K for fiscal year 1986.

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K (continued)

     (4) a. Countersigned Commitment Letter from Key Bank of Southern Maine ("Key Bank") to the company dated April 24, 1985, as amended May 14, 1985, incorporated herein by reference to Exhibit 2.1 to the company's current report on Form 8-K dated May 14, 1985.

         b. Secured Working Capital Line of Credit Demand Note of the company dated May 14, 1985, incorporated herein by reference to Exhibit
              2.2 to the company's report on Form 8-K dated May 14, 1985.

         c. Security Agreement between the company and Key Bank dated May 24, 1985, incorporated herein by reference to Exhibit 2.3 to the company's current report on Form 8-K dated May 14, 1985.

         d. Amendment dated January 20, 1986, to the Commitment Letter dated April 24, 1985, from Key Bank to the company extending the maturity date of the Secured Working Capital Line of Credit Demand Note of the company, incorporated herein by reference to Exhibit
              19.2 to the company's annual report on Form 10-K for fiscal year 1985.

         e. 1982 Stock Option and Appreciation Rights Plan of the Company, as amended, incorporated herein by reference to Exhibit 10.2 to the company's annual report on Form 10-K for fiscal year 1984.

         f. Stock Purchase Agreement effective as of December 31, 1994, by and among Insurance Data Processing, Inc., Peter D. Carlino and FLC Associates, LTD.

(b)       Reports on Form 8-K
                  None

Report of Independent Certified Public Accountants


Systems Assurance Corporation
Malvern, Pennsylvania

We have audited the accompanying balance sheets of Systems Assurance Corporation as of October 31, 1996 and 1995 and the related statements of operations, capital deficit and cash flows for each of the three years in the period ended October 31,1996. These financial statements are the responsibility of the management of Systems Assurance Corporation. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems Assurance Corporation as of october 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, regarding these matters are discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        /s/ BDO Seidman, LLP

January 17, 1997

                               Systems Assurance Corporation

                                              Balance Sheets

October 31,                                        1996              1995


Assets

Current assets
  Cash                                                $698              $382
  Income taxes refundable                            1,442             1,442
                                               -----------       -----------

Total current assets                                 2,140             1,824
                                               -----------       -----------

                                                    $2,140            $1,824
                                               ===========       ===========


Liabilities and Capital Deficit

Current liabilities
  Notes payable                                    $50,000      $         --
  Accrued expenses                                   3,099            19,000
  Advances from stockholders                            --            63,960
                                               -----------       -----------

Total current liabilities                           53,099            82,960
                                               -----------       -----------

Capital deficit
  Common stock, par value $.01 per share;
    Authorized 30,000,000 shares
    Issued and outstanding 27,918,454 and
      24,418,454, respectively                     279,185           244,185
  Additional paid-in capital                     9,802,200         9,786,233
  Deficit                                      (10,132,344)      (10,111,554)
                                               -----------       -----------

Total capital deficit                              (50,959)          (81,136)
                                               -----------       -----------


                                                    $2,140            $1,824
                                               ===========       ===========

 The accompanying notes are an integral part of the financial statements.

                               Systems Assurance Corporation

                                    Statements of Operations

Year ended October 31,                               1996              1995              1994

Revenues                                     $         --      $         --      $         --

General and administrative expenses                18,882            77,428               600

Interest expense                                    1,908                --                --
                                               ----------        ----------        ----------


(Loss) before provision for income taxes
  and extraordinary income                        (20,790)          (77,428)             (600)

Provision (credit) for income taxes                    --            (1,443)               --
                                               ----------        ----------        ----------


(Loss) before extraordinary income                (20,790)          (75,985)             (600)

Extraordinary income
  Gain on settlement of debt                           --            42,184                --
  Reduction in liabilities due to
    statute of limitations                             --                --           226,653
                                               ----------        ----------        ----------


Net (loss) income                                $(20,790)         $(33,801)         $226,053
                                               ==========        ==========        ==========


Income (loss) per common share
  (Loss) before extraordinary income         $         --      $         --      $         --
  Extraordinary income                       $         --      $         --      $        .01
  Net income (loss)                          $         --      $         --      $        .01

Weighted average number
  of common shares                             26,470,509        23,374,843        23,118,454
                                               ==========        ==========        ==========

 The accompanying notes are an integral part of the financial statements.

                               Systems Assurance Corporation

                               Statements of Capital Deficit


Year ended October 31,

                                               Common Stock           Additional                           Total
                                            Number                       Paid-In                          Capital
                                         of Shares        Amount         Capital           Deficit        Deficit
Balance, October 31, 1993               23,118,454    $  231,185    $  9,798,983    $  (10,303,806)   $  (273,638)

Net income                                       -             -               -           226,053        226,053
                                        ----------    ----------    ------------     -------------    -----------


Balance, October 31, 1994               23,118,454       231,185       9,798,983       (10,077,753)       (47,585)

Issuance of common shares                1,300,000        13,000         (12,750)                -            250

Net (loss)                                       -             -               -           (33,801)       (33,801)
                                        ----------    ----------    ------------     -------------    -----------


Balance, October 31, 1995               24,418,454       244,185       9,786,233       (10,111,554)       (81,136)

Issuance of common shares                3,500,000        35,000          15,967                 -         50,967

Net (loss)                                       -             -               -           (20,790)       (20,790)
                                        ----------    ----------    ------------     -------------    -----------


Balance, October 31, 1996               27,918,454    $  279,185    $  9,802,200    $   (10,132,34)   $   (50,959)
                                        ==========    ==========    ============     =============    ===========



 The accompanying notes are an integral part of the financial statements.

                               Systems Assurance Corporation

                                    Statements of Cash Flows

Year ended October 31,                                                         1996          1995            1994
Cash flows from operating activities
  Net (loss) income                                                    $    (20,790)   $  (33,801)    $   226,053
  Adjustment to reconcile net (loss) income to
    net cash (used) in operating activities
      Gain on settlement of debt                                                  -       (42,184)              -
      Reduction in liabilities due to statute
        of limitations                                                            -             -        (226,653)
      Expenses paid by stockholders                                          16,207        60,455               -
      Changes in operating assets and liabilities
        Income taxes refundable                                                   -        (1,442)              -
        Accrued expenses                                                     (5,101)       16,599             600
                                                                       ------------    ----------     -----------


Net cash (used) in operating activities                                      (9,684)         (373)              -
                                                                       ------------    ----------     -----------


Cash flows from financing activities
  Proceeds from notes payable                                                50,000             -               -
  Stockholder advances                                                      (40,000)          505               -
  Proceeds from sale of common stock                                              -           250               -
                                                                       ------------    ----------     -----------

Net cash provided by financing activities                                    10,000           755               -
                                                                       ------------    ----------     -----------

Net increase in cash                                                            316           382               -
                                                                       ------------    ----------     -----------

Cash, at beginning of year                                                      382             -               -
                                                                       ------------    ----------     -----------

Cash, at end of year                                                   $        698    $      382     $         -
                                                                       ============    ==========     ===========

Supplemental disclosures of cash flow information
  Issuance of common stock to satisfy stockholder
    advances and assumption of liabilities
      Common stock, at par value                                       $     35,000    $        -     $         -
      Additional paid-in capital                                       $     15,967    $        -     $         -
                                                                       ============    ==========     ===========


 The accompanying notes are an integral part of the financial statements.

                               Systems Assurance Corporation

                               Notes to Financial Statements


1. Summary of Significant Accounting Policies

     Operations of the Company

     Systems Assurance Corporation (the "Company") has been inactive since October 31, 1991 and consequently has had no operating revenues since that time. The Company is presently seeking investment opportunities but has not yet entered into any negotiations.

     Income Taxes

     The Company records income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.

     Net Income (Loss) Per Share

     Net income (loss) per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents, if dilutive, outstanding during the year.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets, if any, for cash, accounts receivable, miscellaneous receivables, accounts payable, accrued liabilities and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments.

2. Reduction in Liabilities Due to Statute of Limitations

     Certain liabilities of the Company were determined to have exceeded various applicable states statutes of limitations and were written off by the Company in the years in which the statutes were determined to have expired. The effect on the statement of operations for the year ended October 31, 1994 was to increase net income by $226,653.

3. Gain on Settlement of Debt

     The Company settled a note payable during the year ended October 31, 1995. The original note was in the amount of $30,000 and had accrued interest of $15,184 through October 31, 1994. In complete settlement of the note, certain stockholders of the Company paid $3,000 to the noteholder on behalf of the Company and the noteholder released the Company from all further obligations under the note. Gain on settlement of debt amounting to $42,184 is included in the statement of operations for 1995.

4. Related Party Transactions

     Certain stockholders of the Company have provided significant and consulting services to the Company and have funded the Company with cash and have paid certain costs incurred by the Company. For the year ended October 31, 1995, these stockholders provided $51,205 of accounting and consulting services to the Company, advanced $505 to the Company, paid costs incurred by the Company for various legal and other fees aggregating $9,250 and paid the settlement of debt referred to in Note 3, aggregating $3,000. The total of these transactions is reflected in the accompanying balance sheet at October 31, 1995 as advances from stockholders.

                               Systems Assurance Corporation

                               Notes to Financial Statements


     For the year ended October 31, 1996, the stockholders provided $6,918 of accounting and consulting services to the Company, advanced $200 to the Company, and paid costs incurred by the Company for various legal and audit fees aggregating $9,090, and assumed corporate liabilities totalling $10,800.

     On April 1, 1996, the Corporation issued 3,500,000 shares of its common stock in exchange for all stockholder advances existing at March 31, 1996 in excess of $40,000. The remaining stockholder advance balance of $40,000 was repaid using proceeds of the note payable described in Note 8.

5.    Income Taxes

     The Company had no deferred tax liabilities at either October 31, 1996 and 1995. Significant components of the Company's deferred tax assets at October 31, 1996 and 1995 are as follows:

          October 31,                                  1996         1995

          Deferred tax assets
                Net operating loss carryforwards      $8,375       $5,300
                Valuation allowance                   (8,375)      (5,300)
                                                      ------       ------

          Net deferred tax assets                    $    --      $    --
                                                      ======       ======


     Due to the purchase of shares by certain individuals during the year ended October 31, 1995, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating and tax loss carryfowards, effectively eliminating the utilization of any carryforwards existing at the date of purchase. Accordingly, the related deferred tax assets have been eliminated and the valuation allowance has been similarly reduced. The tax loss for the years ended October 31, 1996 and 1995 are not subject to any such limitation.

     The credit for income taxes for the year ended October 31, 1995 consists of a request for refund of alternative minimum taxes paid during the year ended October 31, 1991.

                               Systems Assurance Corporation

                               Notes to Financial Statements

6. Litigation

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

7. Incentive Stock Option Plan

     Under the Company's stock option and appreciation rights plan, the Company may grant incentive stock options or non-qualified stock options to purchase shares of the Company's common stock to officers and other key employees of the Company. The exercise price may not be less than 100% of the fair market value of the common stock on the date of the grant. The plan also provides that the committee may issue stock appreciation rights ("Rights") in connection with the options. A Right entitles the holder to receive the amount by which the market value of the shares as to which the Rights are exercised exceeds the option price for that number of shares. 900,000 shares of common stock have been reserved under the incentive stock option plan.

     No options or rights are currently outstanding. All previous grants made by the Company to its employees have expired.

8. Note Payable

     The Company has entered into an agreement with an investment firm to actively seek an investment opportunity acceptable to the Company. In connection with the agreement, the investment firm has received irrevocable proxies from certain of the Company's stockholders to vote their shares in connection with any recapitalization of the Company's common stock, election of members of the Board of Directors and any proposed merger candidate that meets certain minimum requirements. The irrevocable proxies have been extended at the option of the investment firm through February 28, 1997. As an incentive to enter into the above agreement, the investment firm has lent the Company $50,000 evidenced by a Promissory Note due and payable (including interest at the rate of 7%, per annum) on the expiration of the irrevocable proxies. The investment firm has additionally agreed to assume responsibility for certain operating costs which may be incurred.

9. Going Concern

     The Company has suffered recurring losses, has not current expectations of revenue and has a capital deficit. Although management intends to seek funding for normal operating expenses and is presently seeking investment opportunities, it is not certain that such opportunities or funding will become available, or if available, that it will be on acceptable terms.

10. Subsequent Event

     The Board of Directors of the Company adopted and declared the advisability of a resolution to effect a one-for-seventy reverse stock split of the Systems Assurance Corporation Common Stock (the "Reverse Stock Split"). Pursuant to the Reverse Stock Split, each share of the Company's Common Stock outstanding immediately prior to the date of the Reverse Stock Split shall be combined into one validly issued, fully paid and non-assessable share of Common Stock, $.01 par value of the Company. The Reverse Stock Split will require the affirmative vote of a majority of the outstanding shares of Systems Assurance Corporation Common Stock at a Special Meeting of the Company's stockholders to be held on January 24, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYSTEMS ASSURANCE CORPORATION
Date:

                                        By:  /s/William E. Chipman, Sr.
                                                William E. Chipman, Sr.
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                                   Date

/s/William E. Chipman, Sr.    President                               01/24/97
    William E. Chipman, Sr.   (A Principal Executive and Director)

/s/James C. Wagner            Secretary                               01/24/97
    James C. Wagner           (A Principal Executive and Director)

/s/Thomas R. Petree           Treasurer                               01/24/97
    Thomas R. Petree          (Principal Financial Officer and Director)