Form 10-Q
period 1997-01-31
SYSTEMS ASSURANCE CORP /DE/
filed 1997-03-24
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

Quarterly  report under  Section 13 or 15(d) of the  Securities  Exchange Act of
1934.

          January 31, 1997                           0-011228
        For the Quarter Ended                 Commission File Number

                          SYSTEMS   ASSURANCE   CORPORATION   (Exact   name   of
             registrant as specified in its charter.)

         DELAWARE                                                02-0337028
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

    10 Exchange Place, Suite 309
         Salt Lake City, Utah                               84111
(Address of principal executive offices)                  (Zip Code)

                     18 West King Street, Malvern, PA 19355
                          (Former Address and Zip Code)

                                 (801) 364-3500
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

                 Name of each exchange on which registered: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of the Registrant's Common Stock, $.01 par value, outstanding at March 21, 1997: 798,835.

                     DOCUMENTS INCORPORATED REFERENCE: None

                          SYSTEMS ASSURANCE CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                             January 31,           October 31,
                                                                                1997                  1996
                                                                         -----------------     -----------------
ASSETS
   Current Assets
       Cash                                                              $             698     $             698
       Income taxes refundable                                                       1,442                 1,442
                                                                         -----------------     -----------------

                                                 TOTAL CURRENT ASSETS                2,140                 2,140
                                                                         -----------------     -----------------

                                                                         $           2,140     $           2,140
                                                                         =================     =================

LIABILITIES AND CAPITAL DEFICIT
   Current Liabilities
       Notes payable                                                     $          50,000     $          50,000
       Accrued expenses                                                              3,099                 3,099
                                                                         -----------------     -----------------

                                            TOTAL CURRENT LIABILITIES               53,099                53,099
                                                                         -----------------     -----------------

   Capital Deficit
       Common stock, par value $.01 per share;
           authorized 30,000,000 shares; outstanding
           398,835 shares                                                            3,988                 3,988
       Additional paid-in capital                                               10,077,397            10,077,397
       Deficit                                                                 (10,132,344)          (10,132,344)
                                                                         -----------------     -----------------

                                                TOTAL CAPITAL DEFICIT              (50,959)              (50,959)
                                                                         -----------------     -----------------

                                                                         $           2,140     $           2,140
                                                                         =================     =================


The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                             STATEMENTS OF OPERATION
               Three month periods ended January 31, 1997 and 1996
                                   (Unaudited)

                                                                                1997                  1996
                                                                         -----------------     -----------------

Revenue                                                                  $               0     $               0
General and administrative expenses                                                      0                   250
                                                                         -----------------     -----------------

Income (loss) before provision for income taxes                                          0                  (250)
Provision (credit) for income taxes                                                      0                     0
                                                                         -----------------     -----------------

                                                    NET INCOME (LOSS)    $               0     $            (250)
                                                                         =================     =================

Income (loss) per common share                                           $             .00     $             .00
                                                                         =================     =================

Weighted average number of common shares                                           348,835               348,835
                                                                         =================     =================


The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          STATEMENT OF CAPITAL DEFICIT
                   Twelve month period ended October 31, 1996
                                       and
                    Three month period ended January 31, 1997
                                   (Unaudited)

                                                                        Additional                              Total
                                        Number             Par            Paid-in                              Capital
                                       of Shares          Value           Capital             Deficit          Deficit
                                    ---------------  -------------   -----------------  ----------------  ---------------
Balance, October 31, 1995                   348,835  $       3,488   $      10,026,930  $    (10,111,554) $       (81,136)
   Issuance of common stock                  50,000            500              50,467                             50,967
Net Loss                                                                                         (20,790)         (20,790)
                                    ---------------  -------------   -----------------  ----------------  ---------------

Balance, October 31, 1996                   398,835          3,988          10,077,397       (10,132,344)         (50,959)
Net Loss                                                                                                                0
                                    ---------------  -------------   -----------------  ----------------  ---------------

Balance, January 31, 1997                   398,835  $       3,988   $      10,077,397  $    (10,132,344) $       (50,959)
                                    ===============  =============   =================  ================  ===============


The accompanying notes are an integral part of the financial statements.

                          SYSTEM ASSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
               Three month periods ended January 31, 1997 and 1996
                                   (Unaudited)

                                                                                1997                  1996
                                                                         -----------------     -----------------
Cash flows from operating activities:
   Net income (loss)                                                     $               0     $            (250)
                                                                         -----------------     -----------------

Net Cash provided (used) by operating activities                                         0                  (250)
                                                                         -----------------     -----------------

Net increase (decrease) in cash                                                          0                  (250)
Cash at beginning of year                                                              698                   382
                                                                         -----------------     -----------------

                                                CASH AT END OF PERIOD    $             698     $             132
                                                                         =================     =================


The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements include herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in footnote disclosures in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended October 31, 1996.

2.   Net Income (Loss) Per Share

     Net income (loss) per share of Common Stock is computed by dividing net income (loss) by the weighted average number of shares of Common Stock and Common Stock Equivalents, if dilutive, outstanding during the period.

3.   Reverse Stock Split

     On January 24, 1997, shareholders approved a one-for-seventy reverse split. Prior financial statements have been restated to reflect the split.

4.   Subsequent Events

     Subsequent to January 31, 1997, the Company issued 400,000 shares of its restricted common stock to Exchange Place Capital Partners, LLC ("Exchange") to cancel notes payable in the amount of $50,000. Exchange is not the majority shareholder of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the three months ended January 31, 1997, the Company had no principal business activity. The Company had no revenue and had no operating expenses. The Company is presently seeking investment opportunities but has not yet entered into any substantive negotiations.

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

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is the defendant in an action brought in Massachusetts Superior Court, County of Suffolk, by McDevitt Recruitment Advertisement, Inc. The complaint was served in December 1986 and alleges a breach of an oral warranty of fitness for a particular purpose of a computer system sold to plaintiff in 1982, which allegedly never performed properly. Plaintiff seeks damages of $30,000. The Company believes that it is not liable for any damages; however, in order to save the cost of potential litigation, has offered a settlement in the amount of $1,000 to the attorney for the plaintiff which it believes is sufficient to settle this case. At this date, the attorney has not been able to locate the plaintiff.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYSTEMS ASSURANCE CORPORATION
                                        (Registrant)


Date:    March 24, 1997                 By:   /s/ Dean Becker
                                              Dean Becker
                                              President and Chairman