Form 10-Q
period 1997-04-30
SYSTEMS ASSURANCE CORP /DE/
filed 1997-06-11
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       April 30, 1997                                 0-011228
  For the Quarter Ended                      Commission File Number

                          SYSTEMS ASSURANCE CORPORATION
            (Exact name of registrant as specified in its charter.)

        DELAWARE                                    02-0337028
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   Identification No.)

10 Exchange Place, Suite 309
     Salt Lake City, Utah                                           84111
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of the Registrant's Common Stock, $.01 par value, outstanding at April 30, 1997: 798,835.

                     DOCUMENTS INCORPORATED REFERENCE: None

                          SYSTEMS ASSURANCE CORPORATION
                                 BALANCE SHEETS

                                                                              April 30,            October 31,
                                                                                1997                  1996
                                                                         -----------------     -----------------
                                                                             (Unaudited)
ASSETS
   Current Assets
       Cash                                                              $               0     $             698
       Income taxes refundable                                                       1,442                 1,442
                                                                         -----------------     -----------------

                                                 TOTAL CURRENT ASSETS                1,442                 2,140
                                                                         -----------------     -----------------

                                                                         $           1,442     $           2,140
                                                                         =================     =================

LIABILITIES AND CAPITAL DEFICIT
   Current Liabilities
       Notes payable                                                     $               0     $          50,000
       Accrued expenses                                                             12,571                 3,099
                                                                         -----------------     -----------------

                                            TOTAL CURRENT LIABILITIES               12,571                53,099
                                                                         -----------------     -----------------

   Capital Deficit
       Common stock, par value $.01 per share;
           authorized 30,000,000 shares; outstanding
           798,835 shares (398,835 at 10-31-96)                                      7,988                 3,988
       Additional paid-in capital                                               10,123,397            10,077,397
       Deficit                                                                 (10,142,514)          (10,132,344)
                                                                         -----------------     -----------------

                                                TOTAL CAPITAL DEFICIT              (11,129)              (50,959)
                                                                         -----------------     -----------------

                                                                         $           1,442     $           2,140
                                                                         =================     =================

The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months ended                Six Months ended
                                                                     April 30,                        April 30,
                                                          ------------------------------  -------------------------------
                                                               1997            1996             1997            1996
                                                          --------------  --------------  ---------------  --------------

Revenue                                                   $            0  $            0  $             0  $            0
General and administrative expenses                               10,170          17,554           10,170          17,804
Interest expense                                                       0             146                0             146
                                                          --------------  --------------  ---------------  --------------

Income (loss) before provision for income taxes                  (10,170)        (17,700)         (10,170)        (17,950)
Provision (credit) for income taxes                                    0               0                0               0
                                                          --------------  --------------  ---------------  --------------

                                      NET INCOME (LOSS)   $      (10,170) $      (17,700) $       (10,170) $      (17,950)
                                                          ==============  ==============  ===============  ==============

Income (loss) per common share                            $         (.01) $         (.05) $          (.02) $         (.05)
                                                          ==============  ==============  ===============  ==============

Weighted average number of common shares                         798,835         365,502          598,835         357,168
                                                          ==============  ==============  ===============  ==============


The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          STATEMENTS OF CAPITAL DEFICIT
                   Twelve month period ended October 31, 1996
                                       and
                      Six month period ended April 30, 1997
                                   (Unaudited)

                                                                        Additional                              Total
                                        Number             Par            Paid-in                              Capital
                                       of Shares          Value           Capital             Deficit          Deficit
                                    ---------------  -------------   -----------------  ----------------  ---------------
Balance, October 31, 1995                   348,835  $       3,488   $      10,026,930  $    (10,111,554) $       (81,136)
   Issuance of common stock                  50,000            500              50,467                             50,967
   Net Loss                                                                                      (20,790)         (20,790)
                                    ---------------  -------------   -----------------  ----------------  ---------------

Balance, October 31, 1996                   398,835          3,988          10,077,397       (10,132,344)         (50,959)
   Issuance of common stock
    (restricted) to cancel debt
    at $.125 per share                      400,000          4,000              46,000                             50,000
   Net Loss                                                                                      (10,170)         (10,170)
                                    ---------------  -------------   -----------------  ----------------  ---------------

Balance, April 30, 1997                     798,835  $       7,988   $      10,123,397  $    (10,142,514) $       (11,129)
                                    ===============  =============   =================  ================  ===============


The accompanying notes are an integral part of the financial statements.

                          SYSTEM ASSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six months ended April 30,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Cash flows from operating activities:
   Net (loss)                                                            $         (10,170)    $         (17,950)
Changes in assets and liabilities:
   Accrued expenses                                                                  9,472                (7,054)
                                                                         -----------------     -----------------

                              NET CASH (USED) BY OPERATING ACTIVITIES                 (698)              (25,004)

FINANCING ACTIVITIES
   Proceeds from issuance of note                                                        0                50,000
   Shareholder advances, net                                                             0               (23,793)
                                                                         -----------------     -----------------
                            NET CASH PROVIDED BY FINANCING ACTIVITIES                    0                26,207

                                          INCREASE (DECREASE) IN CASH                 (698)                1,203

Cash at beginning of year                                                              698                   382
                                                                         -----------------     -----------------

                                                CASH AT END OF PERIOD    $               0     $           1,585
                                                                         =================     =================

SUPPLEMENTAL INFORMATION
   Issuance of stock to pay shareholder debt:
     Common stock, at par value                                                      4,000                35,000
     Additional paid-in capital                                                     46,000                15,967



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

4.       Stock Issued To Cancel Debt

         During the quarter  ended April 30, 1997,  the Company  issued  400,000 shares  of its  restricted  common  stock  to  Exchange  Place  Capital
         Partners, LLC ("Exchange") to cancel notes payable in the amount of $50,000. Exchange is now the majority shareholder of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the three and six months ended April 30, 1997, the Company had no principal business activity. The Company had no revenue and had no operating expenses. The Company had $10,170 of general and administrative expenses mainly for accounting and transfer agent fees. The Company is presently seeking investment opportunities but has not yet entered into any substantive negotiations.

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

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

The Company is the defendant in an action brought in Massachusetts Superior Court, County of Suffolk, by McDevitt Recruitment Advertisement, Inc. The complaint was served in December 1986 and alleges a breach of an oral warranty of fitness for a particular purpose of a computer system sold to plaintiff in 1982, which allegedly never performed properly. Plaintiff seeks damages of $30,000. The Company believes that it is not liable for any damages; however, in order to save the cost of potential litigation, has offered a settlement in the amount of $1,000, to the attorney for the plaintiff, which it believes is sufficient to settle this case. At this date, the attorney has not been able to locate the plaintiff.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SYSTEMS ASSURANCE CORPORATION
                                           (Registrant)


Date:    June 10, 1997                     By:   /s/ Dean Becker
     --------------------------               ------------------
                                                 Dean Becker
                                                 President and Chairman