Form 10-Q
period 1997-07-31
SYSTEMS ASSURANCE CORP /DE/
filed 1997-09-19
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

            July 31, 1997                        0-011228
        For the Quarter Ended             Commission File Number

                          SYSTEMS ASSURANCE CORPORATION
            (Exact name of registrant as specified in its charter.)

              DELAWARE                                02-0337028
   (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)                  Identification No.)

             50 West Broadway, Suite 1130
                 Salt Lake City, Utah                           84101
       (Address of principal executive offices)              (Zip Code)

               10 Exchange Place, #309, Salt Lake City, Utah 84111
                          (Former Address and Zip Code)

                                 (801) 531-0494
               (Registrant's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

                 Name of each exchange on which registered: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares of the Registrant's Common Stock, $.01 par value, outstanding at August 31, 1997: 798,835.

                     DOCUMENTS INCORPORATED REFERENCE: None

                          SYSTEMS ASSURANCE CORPORATION
                                 BALANCE SHEETS


                                                                              July 31,             October 31,
                                                                                1997                  1996
                                                                             (Unaudited)
                                                                         -----------------     -----------------
ASSETS
   Current Assets
       Cash                                                              $               0     $             698
       Income taxes refundable                                                       1,442                 1,442
                                                                         -----------------     -----------------

                                                 TOTAL CURRENT ASSETS                1,442                 2,140
                                                                         -----------------     -----------------

                                                                         $           1,442     $           2,140
                                                                         =================     =================

LIABILITIES AND CAPITAL DEFICIT
   Current Liabilities
       Notes payable                                                     $               0     $          50,000
       Accrued expenses                                                             12,571                 3,099
                                                                         -----------------     -----------------

                                            TOTAL CURRENT LIABILITIES               12,571                53,099
                                                                         -----------------     -----------------

   Capital Deficit
       Common stock, par value $.01 per share;
           authorized 30,000,000 shares; outstanding
           798,835 shares (398,835 at 10-31-96)                                      7,988                 3,988
       Additional paid-in capital                                               10,123,397            10,077,397
       Deficit                                                                 (10,142,514)          (10,132,344)
                                                                         -----------------     -----------------

                                                TOTAL CAPITAL DEFICIT              (11,129)              (50,959)
                                                                         -----------------     -----------------

                                                                         $           1,442     $           2,140
                                                                         =================     =================


The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months ended                Nine Months ended
                                                                     July 31,                         July 31,
                                                          ------------------------------  -------------------------------
                                                               1997            1996             1997            1996
                                                          --------------  --------------  ---------------  --------------

Revenue                                                   $            0  $            0  $             0  $            0
General and administrative expenses                                    0           1,240           10,170          19,044
Interest expense                                                       0             875                0           1,021
                                                          --------------  --------------  ---------------  --------------

Income (loss) before provision for income taxes                        0          (2,115)         (10,170)        (20,065)
Provision (credit) for income taxes                                    0               0                0               0
                                                          --------------  --------------  ---------------  --------------

                                      NET INCOME (LOSS)   $            0  $       (2,115) $       (10,170) $      (20,065)
                                                          ==============  ==============  ===============  ==============

Income (loss) per common share                            $          .00  $          .00  $          (.02) $         (.05)
                                                          ==============  ==============  ===============  ==============

Weighted average number of common shares                         798,835         398,835          665,502         368,835
                                                          ==============  ==============  ===============  ==============


The accompanying notes are an integral part of the financial statements.

                          SYSTEMS ASSURANCE CORPORATION
                          STATEMENTS OF CAPITAL DEFICIT
                   Twelve month period ended October 31, 1996
                                       and
                      Nine month period ended July 31, 1997
                                   (Unaudited)

                                                                        Additional                              Total
                                        Number             Par            Paid-in                              Capital
                                       of Shares          Value           Capital             Deficit          Deficit
                                    ---------------  -------------   -----------------  ----------------  ---------------
Balance, October 31, 1995                   348,835  $       3,488   $      10,026,930  $    (10,111,554) $       (81,136)
   Issuance of common stock                  50,000            500              50,467                             50,967
   Net Loss                                                                                      (20,790)         (20,790)
                                    ---------------  -------------   -----------------  ----------------  ---------------

Balance, October 31, 1996                   398,835          3,988          10,077,397       (10,132,344)         (50,959)
   Issuance of common stock
     (restricted) to cancel debt
     at $.125 per share                     400,000          4,000              46,000                             50,000
   Net Loss                                                                                      (10,170)         (10,170)
                                    ---------------  -------------   -----------------  ----------------  ---------------

Balance, July 31, 1997                      798,835  $       7,988   $      10,123,397  $    (10,142,514) $       (11,129)
                                    ===============  =============   =================  ================  ===============


The accompanying notes are an integral part of the financial statements.

                          SYSTEM ASSURANCE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine months ended July 31,
                                                                                1997                  1996
                                                                         -----------------     -----------------
Cash flows from operating activities:
   Net (loss)                                                            $         (10,170)    $         (20,065)
Changes in assets and liabilities:
   Accrued expenses                                                                  9,472               (16,482)
                                                                         -----------------     -----------------

                               NET CASH (USED) BY
                                                 OPERATING ACTIVITIES                 (698)              (36,547)

FINANCING ACTIVITIES
   Proceeds from issuance of note                                                        0                50,000
   Shareholder advances, net                                                             0               (12,993)
                                                                         -----------------     -----------------
                              NET CASH PROVIDED BY
                                                 FINANCING ACTIVITIES                    0                37,007

                                          INCREASE (DECREASE) IN CASH                 (698)                  460

Cash at beginning of year                                                              698                   382
                                                                         -----------------     -----------------

                                                CASH AT END OF PERIOD    $               0     $             842
                                                                         =================     =================

SUPPLEMENTAL INFORMATION
   Issuance of stock to pay shareholder debt:
     Common stock, at par value                                                      4,000                35,000
     Additional paid-in capital                                                     46,000                15,967



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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the three and nine months ended July 31, 1997, the Company had no principal business activity. The Company had no revenue and had no operating expenses. The Company had $10,170 of general and administrative expenses mainly for accounting and transfer agent fees. The Company is presently seeking investment opportunities but has not yet entered into any substantive negotiations.

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

                                            SYSTEMS ASSURANCE CORPORATION
                                            (Registrant)


Date:    September  18, 1997                  By:   /s/ Dean Becker
                                                  Dean Becker
                                                  President and Chairman