Form 10-K
period 1997-10-31
SYSTEMS ASSURANCE CORP /DE/
filed 1998-04-07
CIK 705581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                                 FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended   OCTOBER  31, 1997

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the transition period from                     to            .

                       Commission File No. 0-011228

                       SYSTEMS ASSURANCE CORPORATION
          (Exact name of Registrant as specified in its charter)

                     DELAWARE                          02-0337028
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

          50 WEST BROADWAY SUITE 1130, SALT LAKE CITY, UTAH 84111
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801)531-0494

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been
subject to such filing requirements for the past 90 days.   [ X  ] YES     [
] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [    ]

As of March 6, 1998   the aggregate market value of the voting stock held by
non-affiliates of the Registrant was
approximately $112,000.

As of March 6, 1998 the number of shares outstanding of the Registrant's Common Stock was 21,080,114.

Documents incorporated by reference: Not applicable.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Systems Assurance Corporation,   ("the Company") was formed as a
corporation in the State of
Delaware in July, 1982. The Company has been inactive since October 1991 and has had no operating revenues since that time.

          The Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire. (See
"Management's Discussion and Analysis of
Financial Condition")

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company currently operates from the office of its president Dean Becker and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On December 19, 1997 the Company held a Special Meeting of the shareholders. At the meeting, the shareholders voted in favor of changing the par value of the common stock from $.01 to $.001; the creation of three classed of preferred stock (50 million shares each class), par value $.001, with other terms to be set by the Board; a reverse split of the common stock on a 5 - 1 basis, with no shareholder being reversed below 100 shares.




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          During the year ended October 31, 1997 there appeared to be little or no trading in the stock of the Company. As of February 23, 1998, the Company had 1435 shareholders of record.

          The Company has not declared any cash dividends on its Common Stock since inception and its
Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data

                                                      Year Ended October 31,
                                           1997       1996                  1995
Income Statement Data:

Revenues                                    - 0-         -0-              -0-
Operating Profit (Loss)                    (11,244)   (20,790)        (77,428)
Extraordinary Income                       -0-           -0-           42,184
Net (Loss)                          (11,244)   (20,790)            (33,801)

Income (Loss) Per Share:
          Extraordinary Income           - 0-            -0-             -0-
          Net Income (Loss)                           - 0-          -0-     -0-
Cash Dividends on Common Stock                        - 0-          -0-     -0-

Balance Sheet Data:

Working Capital (deficiency)                (9,374)   (50,959)        (81,136)
Total Assets                                2,045        2,140     1,824
Shareholders' Deficit                      (9,374)    (50,959)        (81,136)
Weighted Average Number of Common
     and Common Equivalent
     Shares*                                          159,073    95,977
87,011




          * All periods restated for a one-for-seventy (1:70) reverse common stock split in January 1997 and a one-for-five (1:5) reverse common stock split in December 1997.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended October 31, 1997. Total stockholders' equity (deficit) was $(9,374), as compared to $(50,959) at October 31, 1996. The decrease was principally due to professional fees paid during the year with no income.

LIQUIDITY AND CAPITAL RESOURCES

          The Company currently has no significant assets and is in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(11,244) and $(20,790) for the years ended October 31,1997 and October 31, 1996  respectively.  Expenses of $11,244  and $20,790 for the
periods consisted of   professional
services, interest expense and other administrative expenses incurred while the Company was seeking business ventures to acquire or merge with.

ITEM 8.  FINANCIAL STATEMENTS

          The financial statements and notes thereto as listed in the accompanying index to financial statements (Item 14) are filed as part of this Annual Report.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          None.



                                 PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationships between or among any of the Company's directors or executive officers.


DIRECTORS AND EXECUTIVE OFFICERS

                                   Director
     Name                               Age   Since              Position with
the Company

     Dean Becker                   45        1997 President, CEO and Director
     50 W. Broadway Suite 1130
     Salt Lake City, Utah 84101

    Paul Adams                    36        1997 Vice President, Director
     1340 East Harrison Avenue
     Salt Lake City, Utah 8105

     Chris Turner                 39         1997           Secretary, Director


     DEAN BECKER, President and a Director since 1997. Practiced law in Salt Lake City, Utah since 1979.
He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University
Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young
University where he served as associate editor on the law review staff. He has a general law practice with emphasis on corporate and business law, and is involved in a number of community activities.

     PAUL ADAMS, Vice President since March 1997. Since 1994 he has been the President of Big Water
Tackle.  He currently is the President of Tubes and Tails, since 1997.

     CHRIS TURNER, Secretary since March 1994. Currently he is a Customer Service Representative for United
Health Care. From 1995 to 1996, he was the Manager for Master Tech. From 1994 to 1995 he was the Manager for Summer Breeze. From 1993 to 1994 he was a Customer Service representative for San Segal.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

      No executives officers received any compensation from the Company during the fiscal year ended
October 31,1997.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 25, 1998, the number of shares of the Company's common stock owned by persons who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of the Company's common stock, sets forth the number of shares of the Company's current directors and officers, and sets forth the number of shares owned by all of the Company's directors and officers as a group:

     The beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.
                           Amount and Nature
         Name and Address                     of Beneficial
Percent of
         of Beneficial Owner                     Ownership
Class
Dean Becker (1)            20,000,000          94.9

Paul Adams                                 0

Chris Turner                            0

Officers and Directors
    as a Group (three)         20,000,000                      94.9

     (1) These shares were issued subsequent to the fiscal year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past year the Registrant has not entered into any transactions with management which are to be reported under this Item.

     Dean Becker is both an officer of Exchange Place Capital Partners, LLC and an officer of the Company.


ITEM  14.  EXHIBITS, AND REPORTS ON FORM 8-K


(A)  Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

      3.01 Certificate of Incorporation (Incorporated by reference to Registration Statement
                     No. 2-78947 on Form S-1 and Exhibits 4.1 and 4.2 to the Company's report on
                     Form 10Q for the Quarter ended April 30, 1984.)

         3.02 Certificate of Incorporation, as amended, August 29, 1986. (Incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10K for fiscal
                     1986)

      3.03 By-laws (Incorporated by reference to Registration Statement No. 33-2474-
                     LA.)

     23.01           Consent of BDO Seidman, LLP

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended
    October 31, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Systems Assurance Corporation

                   By: /s/    Dean Becker

Dated: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                           DATE

/s/ Dean Becker             President and Director          March 30, 1998
                            (Principal Executive and
                             Financial Officer)

/s/ Paul Adams                                        Director March 30, 1998


/s/ Chris Turner            Secretary, Treasurer and Director March 30, 1998









                    INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant. . . . . .F-1

Financial Statements:

  Balance Sheets - October 31, 1997 and October 31, 1996 . .F-2

  Statements of Operations - For the years ended October 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .F-3

  Statement of Stockholders' Equity - For the period from
   October 31, 1994 and October 31, 1997 . . . . . . . . . .F-4

  Statement of Cash Flows - For the years ended October 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .F-5


  Notes to Financial Statements. . . . . . . . . . . . . . .F-6






















                                           SYSTEMS ASSURANCE
                                                 CORPORATION





                                      REPORT ON FINANCIAL STATEMENTS
                               YEARS ENDED OCTOBER 31, 1997 AND 1996











                                         SYSTEMS ASSURANCE CORPORATION

                                                              CONTENTS





          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            3

          FINANCIAL STATEMENTS
                    Balance sheets                                      4
                    Statements of operations                            5
                    Statements of stockholders' (deficiency)            6
                    Statements of cash flows                            7

          NOTES TO FINANCIAL STATEMENTS                              8-14




    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


    Systems Assurance Corporation
    Malvern, Pennsylvania

    We have audited the accompanying balance sheets of Systems Assurance
Corporation     as of
    October 31, 1997 and 1996 and the related statements of operations,
stockholders'     (deficiency)
    and cash flows for each of the three years in the period ended October 31,
1997.      These
    financial statements are the responsibility of the management of Systems Assurance
    Corporation.  Our responsibility is to express an opinion on these financial
statements     based
    upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in
all     material respects,
the financial position of Systems Assurance Corporation as of October 31, 1997
and     1996 and
    the results of its operations and its cash flows for each of the three years
in     the period ended
October 31, 1997 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the
Company     will
    continue as a going concern.  As discussed in Note 7 to the financial
statements,     the Company
    has suffered recurring losses from operations and has a capital deficit.
These     conditions raise
 substantial doubt about the Company's ability to continue
 as a going concern.  Management's
    plans, regarding these matters, are discussed in Note 7.  The financial
statements     do not include
    any adjustments that might result from the outcome of this uncertainty.



    January 26, 1998

                                         SYSTEMS ASSURANCE CORPORATION

                                                        BALANCE SHEETS





October 31,                                   1997         1996



Assets



Current assets

Cash                                    $      603    $     698

Income taxes refundable                      1,442        1,442



                                        $    2,045    $   2,140



Liabilities and Stockholders' (Deficiency)



Current liabilities

Notes payable (Note 6)                  $           $  50,000

Accounts payable and accrued expenses       11,419        3,099



Total current liabilities                   11,419       53,099



Contingency (Note 5)



STOCKHOLDERS' (DEFICIENCY) (NOTES 3,
6, 8 AND 9)

Preferred stock, par value $.001 per
share; authorized
50,000,000 shares, none issued and outstanding

Common stock, par value $.001 per share;

Authorized 30,000,000 shares

Issued and outstanding 180,114 and
100,114, respectively                          180          100

Additional paid-in capital               10,134,034    10,081,285

Deficit                                  (10,143,588)  (10,132,344)



Total stockholders' (deficiency)            (9,374)     (50,959)



                                        $    2,045    $   2,140

See accompanying report of independent certified public accountants and notes to financial statements.
                                         SYSTEMS ASSURANCE CORPORATION

                                              STATEMENTS OF OPERATIONS





Year ended October 31,               1997       1996        1995



Revenues                 $         $        $

General and administrative expenses  10,323   18,882      77,428



Interest expense                      921      1,908



(Loss) before credit for
income taxes                      (11,244  ) (20,790  )  (77,428)
and extraordinary income



(Credit) for income taxes                               (1,443)



(Loss) before extraordinary income (11,244)  (20,790)    (75,985)



Extraordinary income

Gain on settlement of debt                              42,184
(Note 2)



Net (loss)                      $ (11,244)   (20,790)    (33,801)
                                          $          $



(LOSS) PER COMMON SHARE

(Loss) before extraordinary income  $    (.07) $    (.22)$    (.87)

Extraordinary income            $         $         $     .48

Net (loss)                      $    (.07) $    (.22) $    (.39)

Weighted average number of
common shares                     159,073     95,977      87,011

See accompanying report of independent certified public accountants and notes to financial statements.
                                         SYSTEMS ASSURANCE CORPORATION

                              STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)





                 Common Stock       Additional                   Total

                    No. of               Paid-In               Stockholders'

               Shares    Amount     Capital   (Deficit)   (Deficiency)



Balance, October 31, 1994 *   86,400$
 86  $10,030,082  $(10,077,753)    (47,585)
                                                                 $



Issuance of common shares          3,714         4         246         250



Net (loss)                                (33,801)     (33,801)



Balance, October 31, 1995 90,114        90   10,030,328  (10,111,554)   (81,136)



Issuance of common shares         10,000        10      50,957     50,967
(Note 3)



Net (loss)          (20,790)     (20,790)



Balance, October 31, 1996
    100,114       100   10,081,285  (10,132,344)   (50,959)



Issuance of common shares         80,000        80      52,749  52,829
(Notes 3 and 6)



Net (loss)              (11,244)     (11,244)



Balance, October 31, 1997
180,114$      180  $10,134,034  $(10,143,588)     (9,374)
                   $

* Restated to reflect reverse common stock splits and change in par value as described in Note 8 to the financial statements.

See accompanying report of independent certified public accountants and notes to financial statements.
                                         SYSTEMS ASSURANCE CORPORATION

                                              STATEMENTS OF CASH FLOWS





Years ended October 31,                    1997    1996    1995



CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                              $(11,244) (20,790) (33,801)
                                                $       $

Adjustment to reconcile net (loss) to
net cash
(used in) operating activities

Gain on settlement of debt                       (42,184)

Changes in operating assets and liabilities

(Increase) in income taxes refundable          (1,442)

Increase (decrease) in accounts payableand accrued expenses
                                         11,149   (5,101) 16,599



Net cash (used in) operating activities     (95)  (25,891)(60,828)



CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable                   50,000

Stockholder advances                            16,207  60,960

Proceeds from sale of common stock               250

Repayment of stockholders' advances             (40,000)



Net cash provided by financing activities       26,207  61,210


Net (decrease) increase in cash             (95)    316     382



Cash, beginning of year                     698     382



Cash, end of year                       $   603  $  698  $  382



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Issuance of common stock to satisfy stockholder

advances and assumption of liabilities

Common stock, at par value              $    80  $   10  $
Additional paid-in capital              $52,749  $50,957  $

See accompanying report of independent certified public accountants and notes to financial statements.
                                         SYSTEMS ASSURANCE CORPORATION

                                         NOTES TO FINANCIAL STATEMENTS





1. SUMMARY OF      OPERATIONS OF THE COMPANY
   SIGNIFICANT
   ACCOUNTING      Systems Assurance Corporation (the
   POLICIES        "Company") has been inactive
                   since October 31, 1991 and consequently has
                   had no operating
                   revenues since that time.  The Company is
                   presently seeking a
                   business opportunity to merge with or acquire.


                   INCOME TAXES

                   The Company records income taxes under the provisions of Statement of Financial Accounting Standards No. 109
                   ("SFAS 109"),
                   "Accounting for Income Taxes". SFAS 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of future deferred tax assets.


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


                   RECENT ACCOUNTING PRONOUNCEMENTS

                   On March 3, 1997, the FASB issued Statement of Financial
                   Accounting Standards No. 128, "Earnings per
                   Share" ("SFAS 128").
                   This pronouncement is effective for
                   financial statements issued for
                   periods ending after December 15, 1997 and provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion No. 15,
                   "Earnings per Share" ("APB
                   15") SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share under
                   APB 15.  The Company feels that the
                   adoption of SFAS 128 will have
                   a material effect in 1998.



                   Statement of Financial Accounting Standards
                   No. 129, "Disclosure of
                   Information about Capital Structure" ("SFAS
                   129"), effective for
                   periods ending after December 15, 1997,
                   establishes standards for
                   disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company because it currently discloses the information specified, if applicable.


                   In June 1997, the Financial Accounting
                   Standards Board issued two
                   new reporting disclosure standards.  The
                   Company's results of
                   operations and financial position will be unaffected by implementation of these new standards. SFAS 130 and 131 are effective for periods beginning after December 15, 1997.


                   Statement of Financial Accounting Standards
                   No. 130, "Reporting
                   Comprehensive Income" ("SFAS 130"),
                   establishes standards for
                   reporting and display of comprehensive
                   income, its components and
                   accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS
                   130 requires that all items that are
                   required to be recognized under
                   current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


                   Statement of Financial Accounting Standards
                   No. 131, "Disclosure
                   about Segments of a Business Enterprise"
                   ("SFAS 131"), establishes
                   standards for the way that public
                   enterprises report information about
                   operating segments in annual financial
                   statements and requires
                   reporting of selected information about
                   operating segments in interim
                   financial statements issued to the public.
                   It also establishes standards
                   for disclosures regarding products and
                   services, geographic areas and
                   major customers.  SFAS 131 defines
                   operating segments as
                   components of an enterprise about which
                   separate financial
                   information is available and that is
                   evaluated regularly by the chief
                   operating decision maker in deciding how to allocate resources and in assessing performance.


2. GAIN ON         The Company settled a note payable balance
   SETTLEMENT      of $45,184 during the
   OF DEBT         year ended October 31, 1995.  In complete
                   settlement of the note,
                   certain stockholders of the Company paid
                   $3,000 to the noteholder on
                   behalf of the Company and the noteholder
                   released the Company from
                   all further obligations under the note.
                   Gain on settlement of debt
                   amounting to $42,184 is included in the
                   statement of operations for
                   1995.


3. RELATED PARTY   Certain stockholders have advanced funds to
   TRANSACTIONS    the Company to cover
                   various operating expenses.  On April 1,
                   1996, the Company issued
                   10,000 shares of its common stock to those
                   stockholders to satisfy a
                   portion of the accumulated stockholder
                   advance balance.  The
                   remaining stockholder advance balance of
                   $40,000 was repaid using
                   proceeds of the note payable described in
                   Note 6.


                   On February 4, 1997, the Company issued
                   80,000 shares of its
                   common stock to an investment firm to
                   satisfy the note payable
                   described in Note 6.


4. INCOME TAXES    The Company had no deferred tax liabilities
                   at either October 31,
                   1997 and 1996.  Significant components of
                   the Company's deferred
                   tax assets at October 31, 1997 and 1996 are
                   as follows:

October 31,                   1997     1996



DEFERRED TAX ASSETS

Net operating loss carryforwards$10,062   $8,375

Valuation allowance          (10,062) (8,375)



                            $       $



                   Due to the purchase of shares by certain individuals during the year ended October 31, 1995, the Company exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating and tax loss carryforwards, effectively eliminating the utilization of any carryforwards existing at the date of purchase. The tax losses for the years ended October 31, 1997 and 1996 are not subject to any such limitation.


                   The credit for income taxes for the year ended October 31, 1995 consists of a request for refund of alternative minimum taxes paid during the year ended October 31, 1991.


5. LITIGATION      The Company is the defendant in an action
                   brought in Massachusetts
                   Superior Court, County of Suffolk, by
                   McDevitt Recruitment
                   Advertisement, Inc.  The complaint was
                   served in December 1986 and
                   alleges a breach of an oral warranty of
                   fitness for a particular purpose
                   of a computer system sold to plaintiff in
                   1982, which allegedly never
                   performed properly.  Plaintiff seeks
                   damages of $30,000.  The
                   Company believes that it is not liable for
                   any damages; however, in
                   order to save the cost of potential
                   litigation, has offered a settlement
                   in the amount of $1,000 to attorneys for
                   the plaintiff which it believes
                   is sufficient to settle this case.  At this
                   date, the attorneys have not
                   been able to locate plaintiff.


6. NOTE PAYABLE    During the year ended October 31, 1996, the
                   Company engaged an
                   investment firm to actively seek a merger
                   candidate.  The investment
                   firm was given irrevocable proxies from
                   certain of the Company's
                   stockholders to vote their shares in
                   connection with any
                   recapitalization of common stock, election
                   of members of the Board
                   of Directors or any proposed merger
                   agreement.  As an incentive to
                   enter into the above agreement, the
                   investment firm lent the Company
                   $50,000 evidenced by a 7% Promissory Note
                   and agreed to assume
                   responsibility for certain operating
                   expenses of the Company.  On
                   February 4, 1997, 80,000 shares of the
                   Company's common stock
                   were issued to the investment firm in full
                   satisfaction of the note.


7. GOING CONCERN   The Company has suffered recurring losses,
                   has no current
                   expectations of revenue and has a capital
                   deficit.  Although
                   management is actively seeking a merger or
                   acquisition candidate, it
                   is not certain if an agreement will be
                   consummated or, if
                   consummated, what effect it will have on
                   the financial condition of the
                   Company.


8. STOCKHOLDERS'   On January 24, 1997, the Company's
   EQUITY          stockholders approved a
                   one-for-seventy (1:70) reverse common stock
                   split.  On December 19,
                   1997, the Company's stockholders approved a
                   one-for-five (1:5)
                   reverse common stock split, and changed the
                   par value of the
                   common shares from $.01 to $.001.
                   Accordingly, all historical per
                   share amounts, references to number of
                   shares and the Statements of
                   Stockholders' Equity have been restated to
                   reflect these reverse splits.


9. SUBSEQUENT      On December 19, 1997, the Company's
   EVENTS          stockholders approved a
                   one-for-five (1:5) reverse common stock
                   split, changed the par value
                   of the common shares from $.01 to $.001,
                   and created three classes
                   of preferred stock, par value $.001, with
                   other terms and preferences
                   to be set by the Board of Directors.


                   On January 5, 1998, the Company issued
                   20,000,000 shares of its
                   common stock to its sole officer and
                   director in exchange for services
                   rendered subsequent to October 31, 1997, which were valued at
                   $90,000.


                   On January 9, 1998, the Company issued
                   900,000 shares of its
                   common stock in exchange for $9,000 cash consideration.
