Form 10QSB
period 1998-01-31
SYSTEMS ASSURANCE CORP /DE/
filed 1998-07-24
CIK 705581

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        January 31, 1998

              Commission File Number    0-011228


                     SYSTEMS ASSURANCE CORPORATION
        (Exact name of registrant as specified in its charter)


         DELAWARE                                   02-0337028
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                        4505 WASATCH BLVD #300
                      SALT LAKE CITY, UTAH  84124
               (Address of principal executive offices)


Registrant's telephone number
including area code             (801) 274-8600


                18 West King Street, Malvern, PA 19355
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                             21,080,114
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of June 19, 1998)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1998 and the results of its operations and changes in its financial position from November 1, 1997 through January 31, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                    SYSTEMS ASSURANCE CORPORATION
                            Balance Sheets


                                ASSETS

                                          January 31,      October 31,
                                             1998             1997
CURRENT ASSETS                           (unaudited)

     Cash                                $   9,603         $    603
     Income taxes refund                     1,442             1,442

     Total Current Assets                   11,045             2,045

     TOTAL ASSETS                        $  11,045         $   2,045


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                    $   11,419        $  11,419

     Total Current Liabilities               11,419           11,419


STOCKHOLDERS' EQUITY

     Class A Preferred stock, $.001 value,
        50,000,000 shares authorized, 0 shares
        issued and outstanding                  -                -
     Class B Preferred stock, nonvoting, $.001 value,
        50,000,000 shares authorized, 0 shares
        issued and outstanding                  -                -
     Class C Preferred stock, nonvoting, $.001 value,
        50,000,000 shares authorized, 0 shares
        issued and outstanding                   -               -
     Common Stock 30,000,000 shares
        authorized at $.001 par value;
        21,080,114 and 180,114 shares
        issued and outstanding                 21,080              180
     Capital in Excess of Par Value        10,142,134        10,134,034
     Deficit Accumulated During
     Development Stage                    (10,163,588)        (10,143,588)

     Total Stockholders' Equity                  (374)            (9,374)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $    11,045      $       2,045

                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Operations
                             (unaudited)


                                        For the Three        For the Three
                                        Months Ended         Months Ended
                                        January 31,         January 31,
                                             1998                1997
REVENUE

     Income                             $    -               $     -

EXPENSES

     General & Administrative              20,000                  -

Total Expenses                             20,000                  -

NET INCOME (LOSS) - Before Taxes        $ (20,000)           $     -

     Taxes                                    -                    -

INCOME (LOSS)                          $  (20,000)            $    -

Loss Per Common Share                  $      -               $     -

Average Outstanding Shares               7,146,781               69,767


                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Cash Flows
                             (unaudited)


                                      For the Three            For the Three
                                      Months Ended              Months Ended
                                      January 31,               January 31,
                                           1998                     1997

CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                  $ (20,000)                 $     -
   Amortization                                -                       -
   Bad Debts                                   -                       -
   (Increase) Decrease in
      Accounts Receivable                      -                       -
   Increase (Decrease)
     in Accounts Payable                       -                       -
   Increase in Taxes Payable                   -                       -
   Expenses paid in stock                   20,000                     -


                                               -                      -

CASH FLOWS FROM
  INVESTING ACTIVITIES                         -                      -
                                               -                      -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)            9,000                     -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       9,000                    -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  603                    698

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $    9,603              $    698

CASH PAID DURING THE PERIOD FOR:
   Interest                              $     -                 $   -
   Income Taxes                          $     -                 $   -


                    SYSTEMS ASSURANCE CORPORATION
                  Notes to the Financial Statements
                           January 31, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended January 31, 1998 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(374) as operating capital at January 31, 1998, compared to $(50,959) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.
During the quarter, the Company sold 90,000 shares of stock for $9,000 for working capital purposes.

     Results of Operation. Due to the lack of operations during the quarter ended January 31, 1998, the registrant had net loss of $(20,000) compared to net income of $0 for the same period last year. 20,000,000 shares of stock were issued for $20,000 in services.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

          There have been no changes in the legal proceedings reported in the Annual 10-K reported for October 31, 1997.

Item 2.   Changes in Securities.                                None
Item 3.   Defaults Upon Senior Securities.                      None
Item 4.   Submission of Matters to a Vote of Security Holders.  None
Item 5.   Other Information.                                    None
Item 6.   Exhibits and Reports on Form 8-K.                     None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated June 18, 1998
                                             Systems Assurance Corporation

                                            /s/ Dean H. Becker
                                            President and Principal
                                            Financial Officer