Form 10QSB
period 1998-04-30
SYSTEMS ASSURANCE CORP /DE/
filed 1998-07-24
CIK 705581

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        April 30, 1998

              Commission File Number    0-011228


                     SYSTEMS ASSURANCE CORPORATION
        (Exact name of registrant as specified in its charter)


          DELAWARE                                 02-0337028
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                        4505 WASATCH BLVD #330
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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1998 and the results of its operations and changes in its financial position from November 1, 1997 through April 30, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                    SYSTEMS ASSURANCE CORPORATION
                            Balance Sheets


                                ASSETS

                                                 April 30,    October 31,
                                                   1998          1997
CURRENT ASSETS                                  (unaudited)

     Cash                                    $    9,603         $ 603
     Income tax refund                            1,442         1,442

     Total Current Assets                         11,045        2,045


     TOTAL ASSETS                           $     11,045        $ 2,045


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                       $      11,419       $11,419

     Total Current Liabilities                     11,419        11,419


STOCKHOLDERS' EQUITY

     Class A Preferred stock, $.001 value,
        50,000,000 shares authorized, 0 shares
        issued and outstanding                        -               -
     Class B Preferred stock, nonvoting, $.001 value,
        50,000,000 shares authorized, 0 shares
        issued and outstanding                         -              -
     Class C Preferred stock, nonvoting, $.001 value,
        50,000,000 shares authorized, 0 shares
        issued and outstanding                         -              -
     Common Stock 30,000,000 shares
        authorized at $.001 par value;
        21,080,114 and 180,114 shares
        issued and outstanding                       21,080           180
     Capital in Excess of Par Value               10,142,134   10,134,034
     Deficit Accumulated During Development
      Stage                                      (10,163,588)  (10,143,588)

     Total Stockholders' Equity                         (374)       (9,374)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $     11,045     $   2,045

                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Operations
                             (unaudited)

                    For the Three   For the Three  For the Six  For the Six
                     Months Ended    Months Ended  Months Ended Months Ended
                      April 30,      April 30,      April 30,    April 30,
                        1998           1997           1998         1997
REVENUE

     Income         $   -             $   -           $   -        $  -


EXPENSES

     General
       & Administrative -                -              20,000      10,170


            Total Expenses  -          -                20,000      10,170

NET INCOME
   (LOSS) - Before Taxes $  -         $ -             $(20,000)    $(10,170)

     Taxes                  -           -               -              -

INCOME (LOSS)       $      -       $    -            $ (20,000)    $(10,170)


Loss Per Common
    Share           $      -        $   -            $   -          $ (.08)


Average Outstanding
Shares             21,080,114        159,767         14,113,447     133,100



                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Cash Flow
                             (unaudited)

                                         For the Six       For the Six
                                         Months Ended     Months Ended
                                          April 30,        April  30,
                                            1998              1997
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $ (20,000)         $(10,170)
   Increase (Decrease)
     in Accounts Payable                       -                9,472
   Expenses in stock                        20,000                -
                                            -                   (698)

CASH FLOWS FROM
  INVESTING ACTIVITIES                        -                  -
                                              -                  -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)            9,000                -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                       9,000             (698)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  603               698

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                       $    9,603         $    -
CASH PAID DURING THE PERIOD FOR:
   Interest                              $     -            $    -
   Income Taxes                          $     -            $    -

                    SYSTEMS ASSURANCE CORPORATION
                  Notes to the Financial Statements
                            April 30, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended April 30, 1998 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $(345) as operating capital at April 30, 1998, compared to $(11,129) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended April 30, 1998, the registrant had net income of $0 compared to net income of $0 for the same period last year. The registrant had a net loss of $ (20,000) for the six months ended April 30, 1998 compared to a net loss of $ (10,170) for the same period last year. The loss for the six months was for $20,000 in officer compensation which was paid in common stock.

     Plan of Operations. The Company is currently in the process of looking for business opportunities with which to acquire or merge. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                       None

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


Dated June 19, 1998
                                               Systems Assurance Corporation

                                                /s/ Dean H. Becker
                                                President and Principal
                                                Financial Officer