Form 10QSB
period 1998-07-31
SYSTEMS ASSURANCE CORP /DE/
filed 1999-01-14
CIK 705581

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        July 31, 1998

              Commission File Number    0-011228


                     Systems Assurance Corporation
        (Exact name of registrant as specified in its charter)


             DELAWARE                                 02-0337028
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                     4505 WASATCH BOULEVARD #330
                      SALT LAKE CITY, UTAH  84121
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 274-8600


           50 West Broadway #1130, Salt Lake City Utah 84101
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                             21,080,755
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of December 30, 1998)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 1998 and the results of its operations and changes in its financial position from November 1, 1997 through July 31, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.







                    SYSTEMS ASSURANCE CORPORATION
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                           July 31,        October 31,
                                            1998              1997
CURRENT ASSETS                           (unaudited)

     Cash                               $    -            $    603
     Income taxes refundable                 -               1,442

     TOTAL CURRENT ASSETS               $    -            $  2,045

                                        $    -            $  2,045



                 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Accounts Payable and Accrued Expenses  $   8,919         $  11,419

 Total Current Liabilities                  8,919            11,419


STOCKHOLDERS' EQUITY

     Class A Preferred stock, $.001 value,
        0 shares issued and outstanding        -              -
     Class B Preferred stock, $.001 value,
        0 shares issued and outstanding        -              -
     Class C Preferred stock, $.001 value,
        0 shares issued and outstanding        -              -
     Common Stock 30,000,000 shares
        authorized at $.001 par value;
        21,080,755 and 180,114 shares issued
         and outstanding                     21,080           180
     Capital in Excess of Par Value      10,142,134    10,134,034
     Deficit Accumulated During
                     Development Stage  (10,172,133)  (10,143,588)

     Total Stockholders' Equity              (8,919)       (9,374)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   -       $    2,045





                    SYSTEMS ASSURANCE CORPORATION
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)


                     For the Three   For the Three For the Nine For the Nine
                      Months Ended   Months Ended  Months Ended  Months Ended
                         July 31,       July 31,      July 31,    July 31,
                          1998            1997         1998        1997

REVENUE                 $   -          $   -          $  -        $  -

EXPENSES

     General &
       Administrative    8,545              -           28,545        -

    Total Expenses       8,545              -           28,545    10,170

NET INCOME

  (LOSS) - Before
           Taxes        (8,545)              -          (28,545) (10,170)
Provision (credit)
for Taxes                  -                 -             -         -

INCOME (LOSS)       $   (8,545)        $     -         $ (28,545) $ (10,170)

Loss Per Common
    Share           $      -           $     -         $    -     $ (.02)

Average Outstanding
 Shares              21,080,755           798,835       16,436,311  665,502





                       SYSTEMS ASSURANCE CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)

                                               For the Nine   For the Nine
                                               Months Ended   Months Ended
                                               July 31,       July 31,
                                                1998           1997
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                          $ (28,545)       $(10,170)
   Changes in Assets and
        Liabilities                               1,058            9,472
   Stock for Services                            20,000              -
                                                 (9,603)          (698)

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Proceeds from sale of stock                   9,000              -
                                                 9,000              -

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           (603)            (698)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                     603              698

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                        $   -               $    -

SUPPLEMENTAL INFORMATION:
   Issuance of stock to
         pay shareholder debt and/or services
   Common stock at par value               $     20,000              $80
   Additional paid in capital              $       -           $   52,749

   Cash Paid for:
        Taxes                              $       -           $    -
        Interest                           $       -           $   921




                    SYSTEMS ASSURANCE CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            July 31, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended July 31, 1998 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $(8,919) as operating capital at July 31, 1998, compared to $(11,129) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended July 31, 1998, the registrant had a net loss of $8,545, compared to a net loss of $0 for the same period last year. The registrant had net loss of $ 28,545 for the nine months ended July 31, 1998 compared to $10,170 for the same period last year.

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

                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                      None
Item 2.   Changes in Securities.                                  None
Item 3.   Defaults Upon Senior Securities.                        None
Item 4.   Submission of Matters to a Vote of Security Holders.    None
Item 5.   Other Information.                                      None
Item 6.   Exhibits and Reports on Form 8-K.                       None



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated December 30, 1998
                                 Systems Assurance Corporation

                                  /s/ Dean H. Becker
                                    President and Principal
                                    Financial Officer