Form 10KSB
period 1998-10-31
SYSTEMS ASSURANCE CORP /DE/
filed 1999-01-29
CIK 705581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended  OCTOBER 31, 1998

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from                     to            .

                       Commission File No.  0-011228

                      SYSTEMS ASSURANCE CORPORATION.
          (Exact name of Registrant as specified in its charter)

                      DELAWARE                         02-0337028
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

       4505 SOUTH WASATCH BLVD SUITE 310, SALT LAKE CITY, UTAH 84121
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 274-8600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[ X] YES    [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X  ]

As of December 30, 1998 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 0.

As of December 30, 1998 the number of shares outstanding of the Registrant's Common Stock was 21,080,755.

Documents incorporated by reference: Not applicable.



in the development and expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended October 31, 1998. Total stockholders' equity (deficit) was $(8,919), as compared to $(9,374) at October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has no significant assets and is in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(28,545) and $(11,244) for the years ended October 31,1998 and October 31, 1997 respectively. Expenses of $28,545 and $11,244 for the periods consisted of professional services and other administrative expenses incurred while the Company is seeking business ventures with which to acquire or merge.

ITEM 7.  FINANCIAL STATEMENTS

          The following financial statements and notes thereto as listed in the accompanying index to financialstatements (Item 14) are filed as part of this Annual Report.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On December 15, 1998 the Company engaged Crouch Bierwolf & Company as its auditors. The new firm was engaged to prepare audit reports for the years ended October 31, 1998 and 1997. This change in the Company's auditors is not the result of disagreements with the Company's auditors.




                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                                Age         Director
Name                           (1998)        Since          Position with
                                                            the Company

Dean Becker                      45           1997           President, CEO
and Director
50 West Broadway
Suite 1130
Salt Lake City UT 84101

Paul Adams                       37          1997            Vice President
1340 East Harrison Ave.
Salt Lake City UT 84105

Chris Turner                     40          1997             Secretary
11712 South 2260 West
South Jordan UT 84095

Dean H. Becker, age 45 Practiced law in Sale Lake City, Utah since 1979. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

He has a general law practice with emphasis on corporate and business law, and is involved in a number of community activities.

Paul Adams, age 37 President of Big Water Tackle for four years. Currently is President of Tubes and Tails and has been since last fall.

Chris Turner, age 40 Customer Service Representative for United Health Care from 1997-1998. Management for Master Tech from 1995-1996. Management for Summer Breeze from 1994-1995. Customer Representative for San Segal from 1993-1994.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employee directors.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 30, 1998, the number of shares of the Company's common stock owned by persons who owned of record, or were known to own beneficially, more than 5% of the outstanding shares of the Company's common stock, sets forth the number of shares of the Company's current directors and officers, and sets forth the number of shares owned by all of the Company's directors and officers as a group:

     The beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.


                           Amount and Nature
 Name and Address             of Beneficial                Percent of
 of Beneficial Owner           Ownership                      Class
Dean H. Becker                  20,000,000                     94.9

Paul Adams                                  0                     0

Chris Turner                                0                     0

Officers and Directors
as a Group (Three)                20,000,000                    94.9


     (1) These shares were issued subsequent to the fiscal year-end.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past year the Registrant has not entered into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)  Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed a Form 8-K on January 14, 1999, informing of a change in Accountants.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Systems Assurance Corporation.

                   By: Dean H. Becker

                   /s/ Dean H. Becker

Dated: January 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Dean H. Becker          President and Director
                            (Principal Executive and
                             Financial Officer)             January 25, 1999

                             Director                       January 25, 1999

                             Secretary,Treasurer
                             and Director                   January 25, 1999






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant. . . . . . . . F-1

Financial Statements:

       Balance Sheets - October 31, 1998 . . . . . . . . . . . . F-2

       Statements of Operations - For the years ended
       October 31, 1998 and
       October 31, 1997 . . . . . . . . . . . . . . . . . . . . F-3

       Statement of Stockholders' Equity - For the period from
       November 1, 1996 to October 31, 1998 . . . . . . . . . . F-4

       Statement of Cash Flows - For the years ended October
       31, 1998 and October 31, 1997 . . . . . . . . . . . . . . F-5

       Notes to Financial Statements . . . . . . . . . . . . . . F-6















                       SYSTEMS ASSURANCE CORPORATION

                      Report of Financial Statements

                   Years Ended October 31, 1998 and 1997











                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Systems Assurance Corporation

We have audited the accompanying balance sheet of Systems Assurance Corporation as of October 31 1998, and the related statements of operations, stockholders (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of Systems Assurance Corporation. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period ended October 31, 1997 were audited by other auditors whose report dated January 26, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An auditalso includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems Assurance Corporation. as of October 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
January 4, 1999



                    SYSTEMS ASSURANCE CORPORATION.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                     October 31,
                                                         1998

CURRENT ASSETS                                  $             -


              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses             $         8,919

     Total Current Liabilities                              8,919


STOCKHOLDERS' EQUITY

     Class A Preferred stock, $.001 value,
        0 shares issued and outstanding (Note 5)                  -
     Class B Preferred stock, $.001 value,
        0 shares issued and outstanding(Note 5)                   -
     Class C Preferred stock, $.001 value,
        0 shares issued and outstanding (Note 5)                  -
     Common Stock 30,000,000 shares
        authorized at $.0001 par value;
    21,080,755 shares issued and outstanding (Note 5)         21,080
     Capital in Excess of Par Value                       10,142,134
     Retained Deficit                                    (10,172,133)

     Total Stockholders' Equity                               (8,919)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $             -




                    SYSTEMS ASSURANCE CORPORATION.
                    (A Development Stage Company)
                       Statements of Operations


                                        For the Year         For the Year
                                        Ended                Ended
                                         October 31,         October 31,
                                           1998                  1997


REVENUE                                  $   -                $     -

EXPENSES

     General and Administrative             28,545               10,323
     Interest                                 -                     921

            Total Expenses                  28,545               11,244

NET INCOME (LOSS) - Before Taxes          $(28,545)           $ (11,244)

     Taxes (Note 1)                            -                    -


INCOME (LOSS)                             $ (28,545)          $  (11,244)

Loss Per Common Share                     $     -             $   (0.07)

Average Outstanding Shares                17,597,422              159,073




                    SYSTEMS ASSURANCE CORPORATION.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
       For the Period November 1, 1996 through October 31, 1998


                                            Additional
                        Common     Common    Paid in            Retained
                        Shares     Stock     Capital            (Deficit)

Balance, November
1, 1996                100,114     $  100   $10,081,285         $(10,132,344)

Issuance of common shares
for debt satisfaction   80,000         80        52,749                 -

Net (loss)                 -            -           -              (11,244)

Balance, October 31,
    1997               180,114        180    10,134,034        (10,143,588)

Issuance of common shares
 for services        20,000,000     20,000          -                  -

Issuance of common shares
  for cash             900,000         900        8,100                -

Rounding due to Reverse
Stock Split (Note 5)      641            -           -                 -

Net (loss)                 -             -            -             (28,545)

Balance, October
         31, 1998      21,080,755  $ 21,080    $10,142,134      $(10,172,133)








                    SYSTEMS ASSURANCE CORPORATION.
                    (A Development Stage Company)
                       Statements of Cash Flows


                                          For the Year          For the Year
                                           Ended                   Ended
                                          October 31,             October 31,
                                             1998                  1997

CASH FLOWS FROM
  OPERATING ACTIVITIES
   Net Income (Loss)                     $ (28,545)               $(11,244)
   Adjustment to reconcile net (loss) to net
        cash (used in) operating activities
             Stock for Services               20,000                   -
        Changes in operating assets and liabilities
            Decrease in income taxes refundable     1,442              -
            Increase (Decrease) in accounts
               payable and accrued expenses         (2,500)         11,149

Net Cash used in Operating Activities               (9,603)           (95)

CASH FLOWS FROM
  FINANCING ACTIVITIES

   Proceed s from sale of common stock               9,000            -

Net Cash provided by Financing Activities            9,000            -

Net (DECREASE) increase in cash                      (603)            (95)

Cash, beginning of year                               603              698

Cash, end of year                        $            -        $       603


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Issuance of common stock to satisfy stockholder
   advances and assumption of liabilities and/or
   services
       Common stock, at par value                  $20,000      $       80
       Additional paid-in capital                  $-           $   52,749

CASH PAID DURING THE PERIOD FOR:
   Taxes                                           $     -      $   -
   Interest                                        $     -      $    921



                    SYSTEMS ASSURANCE CORPORATION.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                           October 31, 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - RELATED PARTY TRANSACTIONS

          On February 4, 1997, the Company issued 80,000 shares of its common stock to an investment firm to satisfy the note payable described in Note 6.




                    SYSTEMS ASSURANCE CORPORATION.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                           October 31, 1998

NOTE 3- INCOME TAXES

          The Company had no deferred tax liabilities at either October 31, 1998 and 1997. Significant components of the Company's deferred tax assets at October 31, 1998 and 1997 are as follows:


                                                    October 31,
                                              1998                1997
    Net operating loss carryforwards        $19,767             $ 10,062
    Valuation allowance                     (19,767)             (10,062)
                                            $  -                $-

          Due to the purchase of shares by certain individuals and other
corporations during the   years ended October 31, 1995 and 1998, the Company
exceeded the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of any carryforwards existing at the date of purchase. The tax losses for the years ended October 31, 1996 through 1998 are not subject to any such limitation.

NOTE 4 - LITIGATION

          The Company is the defendant in an action brought in Massachusetts Superior Court, County of Suffolk, by McDevitt Recruitment Advertisement, Inc. The complaint was served in December 1986 and alleges a breach of an oral warranty of fitness for a particular purpose of a computer system sold to plaintiff in 1982, which allegedly never performed properly. Plaintiff seeks damages of $30,000. The Company believes that it is not liable for any damages; however, in order to save the cost of potential litigation, has offered a settlement in the amount of $1,000 to attorneys for the plaintiff which it believes is sufficient to settle the case. At this date, the attorneys have not been able to locate the plaintiff.

NOTE 5 - STOCKHOLDERS' EQUITY

On January 24, 1997, the Company's stockholders approved a one-for-seventy (1:70) reverse common stock split. On December 19, 1997, the Company's stockholders approved a one-for-five (1:5) reverse common stock split, and changed the par value of the common shares from $.01 to $.001.
Accordingly, all historical per share amounts, references to number of shares and the Statements of Stockholders' Equity have been restated to reflect these reverse stock splits. In the January meeting, the stockholders also approved the creation of three classes of preferred stock, par value $.001 with rights and privileges to be set by the board of directors. As of the audit date, the Company has not filed with the state of Delaware to create the preferred classes of stock and the change in the par value of the common stock.














                         ACCOUNTANT'S CONSENT


We hereby consent to the use of our audit report of Systems Assurance Corporation dated January 4, 1999 for the years ended October 31, 1998 and 1997 in the Form 10KSB Annual Report for the year 1998.



/s/ Crouch, Bierwolf & Chisholm
January 29, 1999