Form 10QSB
period 1999-01-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 1999-07-22
CIK 705581

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        January 31, 1999

              Commission File Number    0-011228


                     SYSTEMS ASSURANCE CORPORATION
        (Exact name of registrant as specified in its charter)


         DELAWARE                                   02-0337028
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)               Identification No.)


                     6975 SOUTH UNION PARK CENTER
                      SALT LAKE CITY, UTAH  84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


              4505 South Wasatch Blvd. #300 S.L.C.  UT 84124
               Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                             26,080,755
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of July 20, 1999)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 1999 and the results of its operations and changes in its financial position from November 1, 1998 through January 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



                    SYSTEMS ASSURANCE CORPORATION
                            Balance Sheets


                                ASSETS
                                          January 31,     October 31,
                                            1999              1998


CURRENT ASSETS                          $      -          $             -



              LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES

 Accounts Payable and
 Accrued Expenses                         8,919          $         8,919

Total Current Liabilities                 8,919                    8,919


STOCKHOLDERS' EQUITY

     Class A Preferred stock, $.001 value,
        0 shares issued and outstanding (Note 5)    -                -
     Class B Preferred stock, $.001 value,
        0 shares issued and outstanding(Note 5)     -                -
     Class C Preferred stock, $.001 value,
        0 shares issued and outstanding (Note 5)    -                -
     Common Stock 30,000,000 shares
        authorized at $.0001 par value;
        21,080,755 shares issued and outstanding
        (Note 5)                                  21,080          21,080
     Capital in Excess of Par Value           10,142,134      10,142,134
     Retained Deficit                        (10,172,133)    (10,172,133)

     Total Stockholders' Equity                   (8,919)         (8,919)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                  $       -           $   -




                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Operations
                             (unaudited)


                                        For the Three        For the Three
                                        Months Ended         Months Ended
                                         January 31,         January 31,
                                            1999                 1998
REVENUE

     Income                             $    -               $      -

EXPENSES

     General & Administrative                -             20,000

        Total Expenses                       -            20,000

NET INCOME (LOSS) - Before Taxes           $-           $ (20,000)

     Taxes                                  -

INCOME (LOSS)                           $    -          $  (20,000)

Loss Per Common Share                   $    -          $     -

Average Outstanding Shares            21,080,755           7,146,781





                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Cash Flows
                             (unaudited)


                                     For the Three            For the Three
                                      Months Ended              Months Ended
                                      January 31,               January 31,

                                           1999                   1998

CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                     $    -      $(20,000)
   Amortization                               -           -
   Bad Debts                                  -           -
   (Increase) Decrease in
      Accounts Receivable                       -          -
   Increase (Decrease)
     in Accounts Payable                      -           -
   Increase in Taxes Payable                  -           -
   Expenses paid in stock                                  -
                                           20,000
                                       -           -

CASH FLOWS FROM
  INVESTING ACTIVITIES                                      -
                                            -
                                            -          -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)          -        9,000

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     -         9,000

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD              -           603

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                $       -      $   9,603

CASH PAID DURING THE PERIOD FOR:
   Interest                        $      -      $      -
   Income Taxes                    $      -      $     -



                    SYSTEMS ASSURANCE CORPORATION
                  Notes to the Financial Statements
                           January 31, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended January 31, 1999 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(8,919) as operating capital at January 31, 1999, compared to $(374) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended January 31, 1999, the registrant had net loss of $0 compared to net loss of $(20,000) for the same period last year.

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


Dated July 20, 1999
                              Systems Assurance Corporation

                              /s/ Dean H. Becker
                               President and Principal
                               Financial Officer