Form 10QSB
period 1999-04-30
DIGITAL COMMERCE INTERNATIONAL INC
filed 1999-07-22
CIK 705581

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        April 30, 1999

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


              4505 Wasatch Blvd. #300, S.L.C.  UT 84124
             Former Address, if changed since last report

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 1999 and the results of its operations and changes in its financial position from November 1, 1998 through April 30, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                    SYSTEMS ASSURANCE CORPORATION
                            Balance Sheets


                                ASSETS

                                               April 30,     October 31,
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





                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Operations
                             (unaudited)

               For the Three    For the Three   For the Six   For the Six
               Months Ended     Months Ended    Months Ended   Months Ended
                April 30,        April 30,        April 30,     April 30,
                  1999             1998             1999           1998


REVENUE

     Income     $   -              $   -            $-           $-

EXPENSES

     General
& Administrative    -                    -            -           20,000


Total Expenses      -                    -            -           20,000

NET INCOME
 (LOSS) -
 Before Taxes  $    -              $     -         $   -         $(20,000)

 Taxes              -                    -              -           -

INCOME (LOSS)  $    -              $     -         $    -        $(20,000)


Loss Per Common
Share          $    -              $     -          $    -       $    -

Average
Outstanding
Shares           21,080,114          21,080,114     14,113,447    14,113,447






                    SYSTEMS ASSURANCE CORPORATION
                       Statements of Cash Flow
                             (unaudited)

                                            For the Six        For the Six
                                           Months Ended       Months Ended
                                            April 30,          April  30,
                                              1999               1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)                       $     -            $  (20,000)
   Increase (Decrease)
     in Accounts Payable                         -                 -
   Expenses paid in stock                        -                20,000
                                                 -                 -

CASH FLOWS FROM
  INVESTING ACTIVITIES                           -                 -
                                                 -                 -
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)                -                 9,000

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                           -                 9,000

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -                   603

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                      $       -             $   9,603

CASH PAID DURING THE PERIOD FOR:
   Interest                             $        -            $    -
   Income Taxes                         $        -            $    -




                    SYSTEMS ASSURANCE CORPORATION
                  Notes to the Financial Statements
                            April 30, 1999

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended April 30, 1999 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $(8,919) as operating capital at April 30, 1999, compared to $(345) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended April 30, 1999, the registrant had net income of $0 compared to net income of $0 for the same period last year. The registrant had a net loss of $ 0 for the six months ended April 30, 1999 compared to a net loss of $ (20,000) for the same period last year. The loss for the six months in 1998 was for $20,000 in officer compensation which was paid in common stock.

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