Form 10QSB
period 1999-07-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 1999-09-22
CIK 705581

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

           Quarterly Report Under Section 13 or 15 (d)
              Of the Securities Exchange Act of 1934


            For Quarter Ended        July 31, 1999

            Commission File Number    0-011228


                    Digital Commerce International, Inc.
      (Exact name of registrant as specified in its charter)


             DELAWARE                              02-0337028
   (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                      404 815 HORNBY STREET
                        VANCOUVER BC V6Z2E6
             (Address of principal executive offices)


Registrant's telephone number
including area code                                         (604) 899-0411


              4505 Wasatch Blvd, Salt Lake City UT 84121
           Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                         Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X   No


                           13,167,500
                   (Number of shares of common
                     stock the registrant had
              outstanding as of September 14, 1999)
                              PART 1

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

    In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of July 31, 1999 and the results of its operations and changes in its financial position from November 1, 1998 through July 31, 1999 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




              Digital Commerce International, Inc.
                 ( A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                  July 31,        October 31,
                                                    1999            1998
CURRENT ASSETS                                   (unaudited)

     Cash                                       $ 1,177,000    $      -

     TOTAL CURRENT ASSETS                       $ 1,177,000    $      -


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable and Accrued Expenses     $     8,919      $    8,919

     Total Current Liabilities                       8,919           8,919


STOCKHOLDERS' EQUITY

     Class A Preferred stock, $.001 value,
        500,000 shares issued and outstanding (Note 3) 500            -
     Class B Preferred stock, $.001 value,
        0 shares issued and outstanding (Note 3)        -             -
     Class C Preferred stock, $.001 value,
        0 shares issued and outstanding (Note 3)        -             -
     Common Stock 30,000,000 shares
        authorized at $.001 par value;
       12,917,000 and 21,080,755 shares issued
         and outstanding (Note 2)                   12,917         21,080
     Capital in Excess of Par Value             11,326,797     10,142,134
     Deficit Accumulated During
      Development Stage                       (10,172,133)    (10,172,133)

     Total Stockholders' Equity                 1,168,081          (8,919)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 1,177,000    $      -







              Digital Commerce International, Inc.
                 (A Development Stage Company)
                    Statements of Operations
                          (unaudited)


        For the Three       For the Three     For the Nine   For the Nine
        Months Ended        Months Ended     Months Ended   Months Ended
         July 31,            July 31,         July 31,       July 31,
           1999               1998               1999          1998

REVENUE   $   -           $       -           $   -          $           -

EXPENSES

General &
 Administrative    -            8,54               -                28,545

Total Expenses      -           8,545               -               28,545

NET INCOME
(LOSS)
Before Taxes      -            (8,545)              -             (28,545)


Provision
(credit) for
Taxes              -             -                 -               -

INCOME
(LOSS)      $     -       $    (8,545)       $      -         $   (28,545)

Loss Per
Common Share $    -       $      -            $      -        $     -



Average Outstanding
Shares     15,452,371       16,436,311         19,204,199       16,436,311






                  Digital Commerce International, Inc.
                      (A Development Stage Company)
                        Statements of Cash Flows
                                (unaudited)

                                           For the Nine       For the Nine
                                            Months Ended    Months Ended
                                            July 31,         July 31,
                                             1999              1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net Income (Loss)                 $      -        $           (28,545)
     Changes in Assets and
        Liabilities                           -                      1,058
     Stock for Services                       -                     20,000
                                              -                    (9,603)


CASH FLOWS FROM
  FINANCING ACTIVITIES
     Proceeds from sale of stock                -                   9,000
                                                -                   9,000

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          -                    (603)

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -                      603

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD           $                  -         $         -

SUPPLEMENTAL INFORMATION:
     Issuance of stock to
           pay shareholder debt and/or services
     Common stock at par value         $         -      $            20,000
     Additional paid in capital        $         -      $         -

     Cash Paid for:
          Taxes                        $       -       $           -
          Interest                     $       -       $           -




              Digital Commerce International, Inc.
                 (A Development Stage Company)
               Notes to the Financial Statements
                         June 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OPERATIONS OF THE COMPANY

          Digital Commerce International, Inc. (the "Company") was organized in the state of Delaware in July 1982 as Systems Assurance Corporation but has been inactive since 1991. In June 1999, the Company acquired a wholly owned subsidiary, Digital Commerce, Inc. and changed its name to Digital Commerce International, Inc.

          The Company now intends to enter the business of processing e-commerce transactions through the internet.

     INCOME TAXES

          The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended October 31, 1996 and has applied the provisions of the statement to the current fiscal year which resulted in no significant adjustment.

          Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at October 31, 1998 and earlier years, accordingly, no deferred tax liabilities have been recognized for all years.

          The Company had cumulative net operating loss carryforwards of approximately $30,000 at October 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is
uncertain.   The net operating losses begin to expire in the year 2016.

     NET INCOME (LOSS) PER SHARE

          Net income (loss) per share of Common Stock is computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents, if dilutive, outstanding during the year.


       Digital Commerce International, Inc. and Subsidiary
                 (a Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

     CASH AND CASH EQUIVALENTS

          For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturity of three months or less to be cash equivalents.

     INCOME PER SHARE

          The computation of income per share of common stock is based on the weighted average number of shares outstanding during the period.

NOTE 2 - STOCKHOLDERS' EQUITY

          On June 15, 1999, the Company acquired Digital Commerce, Inc. (Digital) a corporation created on November 17, 1998 in the nation of Nevis. Digital Commerce now has a presence in Vancouver, British Columbia and was organized for the purpose of engaging in the business of handling the financial execution of e-commerce transactions through the Internet.
5,000,000 shares of common stock were issued for the acquisition of Digital, which at the time of the acquisition had no assets or liabilities and had no operating history. The value of the stock was placed at $0 since there was no value to the company (Digital) acquired.

         The Company has since engaged in raising equity funding through private placements to qualified individuals and businesses. The Company raised $620,000 up to June 30, 1999 and another $807,500 up to September 14, 1999.

          At the time of the acquisition of Digital, a director/officer canceled 14,340,755 shares of stock.




      Digital Commerce International, Inc. and Subsidiary
                 (a Development Stage Company)
         Notes to the Consolidated Financial Statements
                         June 30, 1999

NOTE 3 - PREFERRED STOCK

          At the time of the acquisition of Digital Commerce, Inc., the Company issued 500,000 shares (250,000 each)of Class A Preferred Stock to two of the officers and directors of Digital as incentive for future operations. The terms of the preferred stock issuance were determined by the board of directors at the time of the issuance to the two officers are as follows:

     -the preferred stock has voting rights equal to 10 common shares.
     -the preferred stock is non transferable.
     -the preferred stock is convertible into 10 common shares for each preferred share only upon the following conditions:
     -the acquisition of control of the Company by a party not affiliated with current management, or
     -a cumulative credit card transaction volume which exceeds $2 billion.

     The shares were valued at $0 at the time of issuance based on the contingencies listed above.

     Class B and Class C preferred shares are authorized, but at this time, none have been issued and none of the rights, privileges, or other characteristics of the stock have been determined.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $(1,168,081) as operating capital at July 31, 1999, compared to $(8,919) for the same period last year. The Registrant has raised $1,177,000 through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended July 31, 1999, the registrant had a net loss of $0, compared to a net loss of $0 for the same period last year. The registrant had net loss of $0 for the nine months ended July 31, 1999 compared to $0 for the same period last year.

     Plan of Operations. On June 16, 1999, the Company announced that it had acquired all of the outstanding stock of Digital Commerce, Inc., a Nevis Company created for the purpose of handling the financial execution of e-commerce transactions through the internet. The Company has begun raising capital by issuing a private placement and raising $1,177,000 up to July 31, 1999. The Company intends to raise a total of $10,000,000 in a second private placement.

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

          (a) on June 7, 1999 a change in control of the Company was reported along with the reported acquisition of a wholly owned subsidiary, Digital Commerce, Inc. On September 15, 1999 the 8K was filed showing the financial statements of the consolidated group as of June 30, 1999. At the time of acquisition, the subsidiary had no assets or liabilities.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated September 15, 1999
                                   Digital Commerce International, Inc.

                                   /s/ Michael Kang
                                   President and CEO