Form 10-K
period 1999-10-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2000-02-14
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

  [X]    Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
Exchange Act of 1934 for the fiscal year ended October 31, 1999.

  [ ]    Transition report under section 13 or 15(d) of the Securities  Exchange
Act of 1934 for the transition period from ____________ to ____________.

Commission file number     0-011228

                       DIGITAL COMMERCE INTERNATIONAL INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                         02-0337028
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

      815 Hornby Street, Suite 404,
   Vancouver, British Columbia                                   V6Z 2E6
(Address of principal executive office)                         (Zip Code)

                                  604.899.0411
                           (Issuer's telephone number)

         Securities to be registered under Section 12(b) of the Act:

                                                         Name of Each Exchange
   Title of Each Class                                    On Which Registered
   -------------------                                    -------------------
        None                                                    None

Securities to be registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $.001

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $93,934,688.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 12,967,500.

                                     Part I

Item 1.  Business.

         (a)      General.

         Digital Commerce International, Inc. ("The Company") is a financial services holding company. The Company engaged in two primary types of business activities during fiscal year 1999. First, it facilitated the issuance of a merchant number to a company listed on the Nasdaq bulletin board. Second, the Company acted as a sales agent for an independent sales organization named Intercontinental Financial Services. In the future, the Company intends to provide a variety of banking, bankcard processing, and financial services through its wholly-owned, diversified internet operating subsidiaries.

         The  Company's   operations  are  conducted  through  its  wholly-owned
subsidiaries, including Digital Commerce Inc., Digital Commerce Bank Inc., Digital Commerce Merchant Services Inc., and Digital Commerce Canada Ltd.

     - Digital Commerce Bank Inc. During fiscal year 1999, Digital Commerce Bank Inc. acted as a sales agent for an independent sales organization named Intercontinental Financial Services. The Company hopes that in the future, Digital Commerce Bank Inc. will deliver international banking services through its Class I Offshore Banking Charter, which it has obtained from the government of Saint Vincent and the Grenadines. The Company intends for the bank to focus on the settlement of merchant accounts for international bankcard processing and private banking for high net worth individuals.

     - Digital Commerce Merchant Services Inc. Digital Commerce Merchant Services Inc. did not generate revenues in fiscal year 1999. However, Digital Commerce Merchant Services Inc. is now a registered Independent Sales Organization and Merchant Services Provider for Humboldt Bank. The Company anticipates that in the future, Digital Commerce Merchant Services Inc. will provide bankcard processing services to domestic and international merchants on behalf of United States and international acquiring banks.

     - Digital Commerce Inc. Digital Commerce Inc. acts as a sales agent for organizations engaged in the processing of credit card transactions for international merchants.

     - Digital Commerce Canada Ltd. Digital Commerce Canada Ltd., which did not generate revenues during fiscal year 1999, is the Company's technology development division. Through this division, the Company attempts to expand its technological capabilities through research and development. Digital Commerce Canada Ltd. also provides administrative services to the Digital Commerce International, Inc. group of companies.

         The Company hopes to provide United States and international clients with financial and banking services. To that end, the Company is currently pursuing the acquisition of a federal/state banking charter. While the Company cannot offer any assurance that the contemplated acquisition will be consummated, it expects to conclude this acquisition during fiscal year 2000.

         (b)      Corporate History

            The Company was incorporated in July, 1982, as Systems Assurance Corporation. From 1992 through June 15, 1999, the Company did not conduct any active business operations, but pursued business opportunities to merge with or acquire other businesses. On June 15, 1999, the Company entered into an agreement for the acquisition of all the outstanding capital securities of Digital Commerce Inc., a banking and financial services organization ("DCI") in exchange for 5,000,000 shares of the Company's common stock and 500,000 shares of the Company's convertible Class A preferred stock. (Preferred stock has been approved by the board of directors and shareholders, but the Company has not amended its Articles of Incorporation and the preferred shares have not been created and registered with the State of Delaware. The Company is in the process of having such shares registered.) As a result of the acquisition, Digital Commerce Inc. became the Company's wholly-owned subsidiary and the former shareholders of DCI became the Company's majority shareholders. At that time, the Company changed its name from Systems Assurance Corporation to Digital Commerce International Inc., and obtained a new CUSIP number and trading symbol
(THBK) for its common stock.

         The combination of Digital Commerce International Inc. and Digital Commerce Inc. was recorded as a recapitalization of Digital Commerce International Inc. In conjunction with the acquisition and recapitalization, a prior director surrendered back to and the Company canceled 14,340,744 shares of common stock. After the recapitalization there were 11,740,000 shares of common stock outstanding with approximately 57 percent of those shares being held by former stockholders of the Company.

            Michael Kang, the Company's Chief Executive Officer and President, and John W. Combs, the Company's Executive Vice President and Secretary, each received 2,000,000 shares of the Company's common stock and 250,000 shares of the Company's preferred stock as a result of the acquisition, representing 48% of the Company's outstanding shares as of October 31, 1999, on a fully-diluted basis. Each share of preferred stock issued to Messrs. Kang and Combs is convertible into 10 shares of common stock if certain performance criteria are met.

            Pursuant to the acquisition of Digital Commerce Inc., Messrs. Kang and Combs were appointed to the Company's Board of Directors, each of whom is to serve until his respective successor has been duly elected and qualified, or until their respective earlier resignation or retirement.

         (c)      Operations

         The Company is a developing company. In the future the Company hopes to provide a variety of banking and financial services through its wholly-owned, diversified internet operating subsidiaries. The Company's operations are conducted through its wholly-owned subsidiaries, including through Digital Commerce Bank Inc., Digital Commerce Merchant Services Inc, Digital Commerce Inc., and Digital Commerce Canada Ltd.

         Digital Commerce Bank Inc.

         Digital Commerce Bank Inc. ("DCB"), one of the Company's wholly-owned subsidiaries, was incorporated on August 19th, 1999 in the country of Saint Vincent and the Grenadines, where it is based. Digital Commerce Bank, Inc. was incorporated as a subsidiary of Digital Commerce International, Inc. ("DCII") and operates as a wholly-owned subsidiary of the Company. DCB was granted a Class I Offshore Banking License by Saint Vincent and the Grenadines on August 23rd, 1999. Under the conditions of the licensing agreement, Digital Commerce Bank, Inc. was required to post a security deposit in the amount of $100,000 with the Government of Saint Vincent. The deposit remains an asset of DCB, to be released only upon cancellation or surrender of the license. The deposit is held by the International Finance Authority of Saint Vincent in an interest bearing account to the benefit of DCB.

         DCB has been established to facilitate a broad range of banking, trust, and merchant service functions on a fee for service basis for international clients. Since the granting of its license, DCB has arranged for the facilities and established the strategic relationships necessary to provide the full range of services required by international merchant and private banking clients, including internet banking. DCB also serves as an independent sales agent for Intercontinental Financial Services, for whom the Company provide third-party, online, real time processing for international merchants. The Company hopes that Digital Commerce Bank, Inc will be fully operational within the second fiscal quarter of the year 2000.

         Digital Commerce Merchant Services Inc. (D/B/A. "Bankthat.com")

         Digital Commerce Merchant Services, Inc. ("DCMS"), another of the Company's wholly owned subsidiaries, was incorporated in the State of Delaware in November 1999. It operates under the trade name of "Bankthat.com" and maintains its principal business operations in Salt Lake City, Utah. The Company intends to develop DCMS in the near term into an Independent Sales Organization, assembling merchant portfolios on behalf of United States acquiring banks to facilitate bankcard processing for domestic merchants.

On November 8, 1999, the Company entered into an agreement with Humboldt Bank of Eureka, California to be an Independent Sales Organization on their behalf. Under the terms of the agreement, commission revenues are to be split equally between the parties.

Digital Commerce Merchant Services, Inc. did not generate revenues in fiscal year 1999. The Company hopes that during fiscal year 2000, Digital Commerce Merchant Services, Inc. will provide a broad array of merchant services, generating fees and commissions from bankcard transactions and from sales of bankcard processing equipment to United States and international merchants.

         Digital Commerce Inc.

Digital Commerce Inc. was incorporated on November 17, 1998 in the island nation of Nevis and is based in the province of British Columbia, Canada. On June 15, 1999 the Company acquired this subsidiary through the issuance of 5,000,000 shares of its common stock and 500,000 shares of its preferred stock in exchange for all of the outstanding common stock of Digital Commerce Inc. (Preferred stock has been approved by the board of directors and shareholders, but the Company has not amended its Articles of Incorporation and the preferred shares have not been created and registered with the State of Delaware. The Company is in the process of having such shares registered.)

This subsidiary acts as a sales agent for organizations engaged in the processing of credit card transactions for international merchants. Due to the formation of additional subsidiaries, the Company is currently in the process of liquidating this subsidiary.

         Digital Commerce Canada Ltd.

Digital Commerce Canada Ltd. was incorporated on October 18, 1999 in the province of British Columbia, Canada, where it is based. This subsidiary provides administrative and technological services for the Company and its subsidiaries.

         (d)  Operations

Currently, the Company acts as an Independent Sales Agent for Intercontinental Financial Services and provides third-party, on-line, real time processing for international merchants. In the U.S., the Company is a registered ISO for Humboldt bank of Eureka, California. Together with Humboldt and its third-party providers, the Company is able to offer U.S. online merchants solutions to the challenges of e-commerce transaction processing. Upon completion of the initial phases of its operation, the Company believes that its control over third-party providers will increase, time-to-delivery will improve, and its operating margins will widen; however, all of this will be transparent to the Company's merchant-customers. For them, the key benefits of the Company's anticipated services may include:

     - Fast time-to-market. The Company's third-parties' services and technical support may enable online merchants to begin processing transactions without lengthy or costly integration efforts. Services are invoked by a single common interface, installed on a merchant's commerce server. Typically, new merchants can be approved, have their software installed, and be operating online, generating revenues in as little as 72 hours from the time that their completed applications are received.

     - Access to comprehensive suite of services. The Company may be able to deliver to merchants on-demand, online access to services that address a broad spectrum of e-commerce transaction processing issues related to global payment processing, fraud prevention, tax calculation, export compliance, delivery address verification, and fulfillment management.

     - Simplify the Merchant's Operations. The Company hopes to provide a suite of e-commerce transaction services designed to simplify merchants' operations and allow them to focus on marketing and merchandising tasks required for their online businesses. The Company's services are transparent to the merchant's customers.

     - Global reach. The Company hopes to obtain access to third-parties' services used by merchants in many countries around the globe. Through them, the Company hopes to obtain access to an established network of virtual network access points in various countries on multiple continents. In addition, the Company hopes to be able to support over 100 currencies and provide sales tax/VAT calculations for all United States jurisdictions, Canadian provinces and all countries in the European Union.

     - Reduced overall costs. The Company hopes that its services will enable merchants to effectively process online transactions without the cost of developing and maintaining their own complex transaction processing systems and infrastructure.

         (d)      Banking Regulations Generally

         International Banking Regulation. Digital Commerce Bank Inc. is currently authorized to provide international banking services through its Class I Offshore Banking Charter obtained from the government of Saint Vincent and the Grenadines ("Saint Vincent"). Under the International Banks Act, 1996 of Saint Vincent, offshore banking business may be transacted from within Saint Vincent, only upon obtaining a license from the Saint Vincent and the Grenadines Offshore Finance Authority (the "Authority"). The Company's ability to continue to conduct an offshore banking business depends upon its ability to maintain its license. This requires the Company to have a resident director in Saint Vincent; to be incorporated, subsisting or continued under the Companies Act, 1994 or under the International Business Companies Act of 1996; and to be engaged solely in the offshore banking business. As an offshore banking business, the Company is prohibited from taking a deposit from any resident of Saint Vincent, investing in any asset which represents a claim on any resident of Saint Vincent, and purchasing bonds or other securities issued by the Government of Saint Vincent.

         The Company operates under a Class I Offshore Banking License for the purpose of carrying on its offshore banking business. In order to maintain its license the Company must have and maintain a fully paid-up capital of not less than five hundred thousand dollars ($500,000) or its equivalent in another currency, or such greater sum as may be determined by the Authority. In addition, the Company must have deposited or invested the sum of one hundred thousand ($100,000) or its equivalent in another currency, in such manner as the may be prescribed.

         As an offshore banking business, the Company is required to send an annual audit to the Authority within three months of the end of its financial year. The Company has not yet sent an annual audit to the Authority for fiscal year 1999 but is in the process of having such audit prepared and intends to provide it to the Authority as soon as it has been completed. In addition, the Company is required to have no fewer than two directors, who must be approved by the Authority. The Authority could withhold the approval of its directors, which would result in its inability to continue to do business as an offshore banking business in Saint Vincent.

         As an offshore banking business under the Bank Act, the Company is not required to pay income tax, capital gains tax or other direct tax to the State of Saint Vincent or any political subdivision thereof.

         U.S. Banking Regulation. Revisions to existing or adoption of new laws or regulations could subject the Company to more demanding regulatory compliance requirements and could adversely affect its ability to conduct, or its cost of conducting, business. If the Company is successful in obtaining a banking charter, it will be subject to certain restrictions imposed by the Federal or State banking regulators. Digital Commerce Bank, Inc. (the Company's banking subsidiary) will be regulated by the FDIC. The Company will also be subject to various laws and regulations relating to commercial and consumer transactions generally, such as the Uniform Commercial Code, as well as the electronic funds transfer rules which are contained in Regulation E, issued by the Federal Reserve Board. Any of these agencies, or other governmental or regulatory authorities, could revise existing regulations or adopt new regulations at any time. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions are introduced regularly. The Company cannot predict whether or in what form a proposed statute or regulation will be adopted or the extent to which it may affect its business. Furthermore, given the rapid expansion of the electronic commerce market, many regulatory bodies are adopting measures to ensure that their regulations are keeping pace. For example,
Congress has held hearings on whether to regulate the electronic commerce market, while numerous states are considering adopting their own laws to regulate internet banking. Furthermore, bank regulators are considering proposing new laws relating to customer privacy. If enacted, these laws, rules and regulations could force the Company to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect the Company's business, financial condition, results of operations, and cash flows.

         Internet Regulation. The Company's ability to conduct and/or its cost of conducting business may also be adversely affected by a number of legislative and regulatory proposals concerning other aspects of the internet, which are currently under consideration by federal, state, local and foreign governmental organizations. These proposals include, but are not limited to, the following matters: on-line content, user privacy, taxation, access charges, liability of third-party activities and jurisdiction. Moreover, the Company does not know how existing laws relating to these issues will be applied to the internet. The adoption of new laws or the application of existing laws could decrease the growth in the use of the internet, which could in turn decrease the demand for the Company's anticipated products and services, increase its cost of doing business, or otherwise have a material adverse effect on its business, financial condition, results of operations, or cash flows. Furthermore, government restrictions on internet content could slow the growth of internet use and decrease acceptance of the internet as a communications and commercial medium and thereby have a material adverse effect on our business, financial condition and results of operations. Some local telephone carriers have asserted that the growing popularity and use of the internet has burdened the existing telecommunications infrastructure and caused interruptions in telephone service in areas with high internet use. These carriers have petitioned the Federal Communications Commission to impose access fees on internet service providers and commercial on-line service providers. If the Federal Communications Commission imposes access fees, the costs of transacting business over the internet could increase substantially, potentially slowing the growth in use of the internet. This could in turn decrease demand for the Company's anticipated services or increase its cost of doing business, and thus have a material adverse effect on the Company's business, financial condition, results of operations, and cash flows.

         Internet Privacy. Internet user privacy has become an issue both in the United States and abroad. The Federal Trade Commission has proposed model legislation that would force companies to comply with specified core information practices. It is possible that Congress could adopt either legislation similar to that proposed by the Federal Trade Commission or other privacy legislation that could have a material adverse effect on the way in which the Company is allowed to conduct its business, especially those aspects that involve the collection or use of personal information. At the international level, the European Union has adopted a directive that permits European Union member countries to impose restrictions on the collection and use of personal data. This directive could, among other things, affect United States companies that collect information over the internet from individuals in European Union member countries and may impose restrictions that are more stringent than current internet privacy standards in the United States. In response to this directive, on November 4, 1998, the United States Department of Commerce published for comment a set of safe harbor principles regarding privacy protection for personally identifiable data. These principles were revised on April 19, 1999.

         (e)      Future Marketing Strategies

            The Company hopes to employ a multifaceted marketing strategy to aggressively market its products and services to both domestic and international markets. The Company expects its revenue-generating products and services to include online retail, commercial, and private banking services, as well as merchant services. This strategy will utilize the internet platform as its primary means of integrating and marketing these offerings.

            The use of the internet as the Company's common delivery channel supports its commitment to providing 24 hours, 7 days a week access and availability of its products and services to its domestic and international clients. To complement this, the Company anticipates using alternative delivery channels including the telephone, automated banking machines and the postal services as a means of increasing the availability and convenience of its products and services.

            The Company intends to develop a flagship web site at www.thatbank.com. The Company hopes that this site will serve as a comprehensive multipurpose hub or portal site providing access to the services described above. The Company is attempting to create a site that will be appealing, versatile, and informative to its existing and potential clients by offering a number of complimentary value-added services including free email accounts, web site personalization features, timely Industry specific news, investment portfolio tools, and internet search engine capabilities. The Company's anticipated direct marketing activities may include the use of an internal sales force as well as outsourced sales activities and direct advertising. The Company's anticipated indirect marketing activities would include the use of strategic partnership and alliance agreements with suitable businesses as well as co-branding activities.

            The Company considers its ongoing attempts to develop and provide complimentary services such as those described above to be an important to its future growth. The Company further anticipates that such services, if the Company is able to provide them, will help build customer loyalty, web site traffic, and help grow its database of subscribers, which will be integrated into its direct marketing efforts.

         (f)      Employees

         At October 31, 1999, the Company had 7 full-time employees and no part-time employees. The Company considers its relations with its employees to be excellent. The Company's employees are not represented by any collective bargaining group, and the Company is not aware of any efforts among its employees to organize. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel.

         (g)      Competition

The Company believes that the principal competitive factors in the banking industry are market presence, customer service, convenience, interest rates and product offerings. While the banking industry is highly competitive, the Company believes it can compete effectively with its principal competitors, which are traditional banks, internet banks, and other financial services providers. The Company believe that its low cost structure, which will allow it to offer attractive interest rates and low fees, gives us a competitive advantage over traditional banks, which must support a physical branch structure. Furthermore, the Company hopes to be able to offer a broader array of products and services than many non-bank financial services providers. However, most of the Company's competitors have larger customer bases, greater name recognition and brand awareness, greater financial and other resources, and longer operating histories than the Company does. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce.

Item 2.  Description of Properties

         The Company occupies 2,500 square feet of commercial space at 815 Hornby Street, Suite 404, Vancouver, British Columbia. The terms of the leasing agreement are on a month-to-month basis, renewable under the same terms upon notice. The Company's current monthly rent for this facility is US $3,100.

         The Company also occupies 2,000 square feet of commercial space at 4049 South Highland Drive, Salt Lake City, Utah. The terms of the leasing agreement are on a month-to-month basis, renewable under the same terms upon notice. The Company's current monthly rent for this facility is US $1,000.

         The Company maintains 2000 square feet of premises in Kingstown, Saint Vincent, West Indies. The terms of the leasing agreement are on a month-to-month basis, renewable under the same terms upon notice. The Company's current monthly rent for this facility is US $3,000.

         The Company believes its office space is adequate for its current needs.

Item 3.  Legal Proceedings.

         On January 5, 2000, the Company and Directors Kang and Combs were made defendants to a lawsuit by a former business partner. In that case, the plaintiff, the former business partner, alleged breach of a statutory duty owed by Kang and Combs to the plaintiff. He claims that he was not made part of certain corporate opportunities and was not included in certain corporate changes and the benefits therefrom. The Company believes the claims of the plaintiffs regarding the Company are without merit. In addition, the Company believes that any decision granted in favor of the plaintiff would only affect the shares held by Kang and Combs and would not affect Digital Commerce International, Inc. directly.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended October 31, 1999.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a)      Market Information.

         Prior to the acquisition of Digital Commerce, Inc., the Company's common stock traded on the Nasdaq Over-The-Counter Bulleting Board under the symbol "SYAE." Systems Assurance did not have any trading volume for FY 1998 and the first two quarters of FFY 1999. On June 17, 1999, the Company's common stock commenced trading on the Nasdaq Over-The-Counter Bulletin Board under the symbol "THBK". The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the Nasdaq Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. on June 17, 1999.

                     Quarter Ended             High           Low
                     -------------             ----           ---
                    July 31, 1999(1)           $12           $0.125
                    October 31, 1999           $12           $10

     (1) For the period commencing on June 17, 1999, and concluding on July 31, 1999.

         On January 24, 1997, the Company's stockholders approved a one-for-seventy (1:70) reverse common stock split, and on December 19, 1997, the Company's stockholders approved a one-for-five (1:5) reverse common stock split, and changed the par value of the common shares from $.01 to $.001. In January, 1997, the Company's stockholders approved the creation of three classes of preferred stock, par value $.001, with rights and privileges to be set by the Board of Directors. The Board of Directors authorized 500,000 shares of Class A Preferred Stock on February 9, 2000. When and if the Board declares a dividend or distribution with respect to the then outstanding shares of Common Stock, the holders of the Series A Preferred shares shall be entitled to the amount of dividends per share in an amount equal to ten times the amount, and in the same form, as they would have received if they held an equal number of Common Shares. (Preferred stock has been approved by the board of directors and shareholders, but the Company has not amended its Articles of Incorporation and the preferred shares have not been created and registered with the State of Delaware. The Company is in the process of having such shares registered.)

         (b)      Security Holders

         The approximate number of record holders of shares of the Company's common stock as of October 31, 1999 was 1555.

         (c)      Dividends

         The Company has not paid dividends within the last three years and does not anticipate or contemplate paying cash dividends in the foreseeable future. The Company presently intends to utilize all available funds for the development and growth of its business and operations.

         (d)      Recent Sales of Unregistered Securities

         The Company has entered into six transactions in the past three years involving the issuance of its securities under certain exempt transactions under the Securities Act of 1933.

         On February 4, 1997, the Company issued 80,000 shares of its common stock to an investment firm to in order to pay a $52,829 promissory note.

         On January 5, 1998, the Company issued 20,000,000 shares of its common stock to its sole officer and director in exchange for services rendered. These shares were valued at $90,000.

          On January 9, 1998, the Company issued 900,000 shares of its common stock in exchange for $9,000 cash consideration.

         On June 15, 1999, the Company issued to Messrs. Kang and Combs 5,000,000 shares of its common stock and 500,000 shares of its Series A
Preferred Stock in exchange for all of the issued and outstanding capital securities of Digital Commerce Inc. (Preferred stock has been approved by the board of directors and shareholders, but the Company has not amended its Articles of Incorporation and the preferred shares have not been created and registered with the State of Delaware. The Company is in the process of having such shares registered.)

         In May and June, 1999, the Company issued l,227,500 shares of its common stock at a price of $1.00 per share, for a total purchase price of $1,227,500, to twenty two investors. The Company believes that each of these twenty two investors was an "accredited investor."

         In February, 2000, the Company issued 200,000 shares of its common stock to Theodore Swindells, for a total purchase price of $500,000.

         In connection with each of these isolated issuances of securities, each purchaser represented and warranted to the Company that it (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws, (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition, (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer, and (v) was aware that there was no public market for the securities. The Company believes that, in light of the foregoing, and in light of the sophisticated nature of each of the acquirers, the sale of its securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemption provided under
Section 4(2) and Regulation S of the Securities Act, and the rules and regulations promulgated thereunder.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Special Note Regarding Forward-Looking Statements. Certain statements in this report and elsewhere (such as in our other filings with the Securities and Exchange Commission ("SEC"), press releases, presentations by our management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the banking, merchant services and electronic commerce industries, constantly changing technology and market acceptance of our products and services. The Company does not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Overview

The Company did not conduct any active business operations from 1992 through June 15, 1999. The Company is a developing company. It hopes to become an internet banking and financial services company, specializing in providing a variety of banking and financial services, including the integration of banking services, both commercial and private, bankcard processing, and merchant services with an emphasis on the internet as the common platform for delivery. The Company operates through four wholly owned subsidiaries, two of which generated revenues during fiscal year 1999. In November 1999, the Company incorporated Digital Commerce Merchant Services, Inc., a Delaware corporation, as its domestic based Independent Sales Organization (ISO) to provide merchant bankcard transactions for domestic clients in settling credit card transactions. In the future, the Company hopes to establish domestic banking operations and hopes to offer a full range of retail banking services.

         Results of Operations

         The Company earned operating revenues of $255,000 in the year ended October 31st, 1999. These revenues consisted primarily of commission revenues from the Company's role as a sales agent for credit card transactions. The Company received $190,000 of such revenues through its issuance of a merchant numbers and $65,000 of such revenues as commissions received in its capacity as sales agent for organizations engaged in the processing of credit card transactions for international merchants. The Company hopes to recognize an increase in commission revenue in the future due to the establishment and integration of its operating divisions together with increased sales and marketing efforts.

         Operating Expenses

         The Company's operating expenses have increased in each quarter since its acquisition of Digital Commerce Inc. in June, 1999. The Company believes that operating expenses will continue to increase in the future as the Company continues to develop, implement, and deploy its services and operations.

         General and administrative expenses for the year ended October 31, 1999 totaled $806,861. General and administrative expenses for the year were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications, bank licensing fees and other overhead costs, including travel and entertainment expenses.

         Liquidity and Capital Resources

         The Company financed its operations primarily through private placements of its common stock which provided net proceeds of approximately $1,227,500. At October 31st, 1999, the Company had approximately $431,000 in cash and cash equivalent in short-term investments. The Company has no debt facilities.

         The Company has no material commitments, other than those employment agreements described elsewhere herein. The Company hopes to realize an increase in its working capital, and anticipates a substantial increase in its capital expenditures due to the anticipated expansion of its business units, in the year 2000.

         Net cash used by operating activities during the year ended October 31st, 1999 was $769,000. The Company's principal uses of cash were to fund its net loss from operations and to finance the increases in receivables and other assets.

         Net cash used by investing activities consisted of $27,535 paid principally for acquisition of capital assets.

         Net cash provided by financing activities was $1,227,500 derived primarily from capital contributions. Of the capital contributions, $1,227,500 was recorded from private sales of restricted stock.

         Management believes that the combination of revenues and capital contributions will be sufficient to fund operations for the upcoming fiscal year. To the extent that the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to us.

         Impact of Inflation

         The impact that inflation may have upon the Company differs from the potential impact of inflation upon an industrial company, because substantially all of the Compay's assets and liabilities will be monetary in nature, and interest rates and inflation rates do not always move in concert. The Company believes that the impact of inflation on financial results depends upon its ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on the Company's operating expenses. The actual effect of inflation on the Company's net interest income, however, would depend on the extent to which the Company was able to maintain a spread between the average yield on its interest-earning assets and the average cost of its interest-bearing liabilities, which would depend to a significant extent on the Company's asset-liability sensitivity. As discussed above, the Company will seek to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation. The effect of inflation on the Company's results of operations for the past three years has been minimal.

         Year 2000 Issue

         Many existing computer programs, hardware, and peripherals use only two digits to identify a year in the date field. These programs and systems were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the preliminary review of the computer programs the Company currently uses, management does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software or hardware would not have a material effect on its business, financial condition, results of operations, or business prospects. In addition, in the event that the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, its business or operations could be adversely affected.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to "Interest Rate Sensitivity Management" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.

              DIGITAL COMMERCE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                OCTOBER 31, 1999




                                 C O N T E N T S


                                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             1

CONSOLIDATED FINANCIAL STATEMENTS

    BALANCE SHEET                                                              3

    STATEMENT OF OPERATIONS                                                    4

    STATEMENT OF STOCKHOLDERS' EQUITY                                          5

    STATEMENT OF CASH FLOWS                                                    6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7








                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------



The Directors and Stockholders of
Digital Commerce International, Inc.


We have audited the accompanying consolidated balance sheet of Digital Commerce International, Inc. and Subsidiaries as of October 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Commerce International, Inc. and Subsidiaries as of October 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/

Grant Thorton LLC

Salt Lake City, Utah
January 14, 2000

                        CONSOLIDATED FINANCIAL STATEMENTS

              Digital Commerce International, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                October 31, 1999

                                     ASSETS

CURRENT ASSETS
    Cash                                                                            $      430,803
    Accounts receivable, no allowance deemed necessary (Note G)
       Trade                                                                               244,358
       Other                                                                                 9,099
    Receivable from shareholders                                                            18,587
                                                                                     --------------
             Total current assets                                                          702,847


EQUIPMENT, AT COST                                                  $       27,535
    Less accumulated depreciation                                           (7,083)         20,452
                                                                     --------------  --------------
DEPOSITS                                                                                   203,731
                                                                                     --------------
                                                                                    $      927,030
                                                                                     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Trade accounts payable                                                          $      177,891
    Accrued liabilities                                                                     73,587
                                                                                     --------------
             Total current liabilities                                                     251,478


COMMITMENTS AND CONTINGENCIES (Notes C and E)                                                    -

STOCKHOLDERS' EQUITY (Notes B, E and i)
    Preferred stock to be issued                                    $            -
    Common stock, $0.001 par value; 30,000,000 shares
      authorized, 12,967,500 shares issued and outstanding                  12,967
    Additional paid-in capital                                           1,214,404
    Accumulated deficit                                                   (551,819)
                                                                     --------------
             Total stockholders' equity                                                    675,552
                                                                                     --------------

                                                                                    $      927,030
                                                                                     ==============
The accompanying notes are an integral part of this statement.

              Digital Commerce International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                           Year ended October 31, 1999

Revenues                                                       $    255,042

Operating expenses
    Salaries                                     $   198,654
    Professional services                            195,425
    Travel                                            97,842
    Licensing fees                                    92,300
    Occupancy and telecommunications                  50,230
    Advertising                                       21,919
    Depreciation and amortization                     15,873
    Website                                           11,691
    Other                                            122,928        806,861
                                                  -----------   ------------
             Loss before income taxes                              (551,819)

Income taxes (Note F)                                                     -
                                                                ------------

             NET LOSS                                          $   (551,819)
                                                                ============

Loss per common share (Note D)
    Basic                                                      $      (0.61)
    Diluted                                                           (0.61)

Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                                         9,111,579
    Diluted                                                       9,111,579


The accompanying notes are an integral part of this statement.


                               Digital Commerce International, Inc. and Subsidiaries

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            Year ended October 31, 1999


                                                         Common stock           Additional
                                                  -------------------------      paid-in       Accumulated
                                                     Number         Amount       capital         deficit         Total
                                                  ------------    ---------    ------------   --------------   ----------
Balance at November 1, 1998                         21,080,755   $  21,080    $10,142,134    $ (10,172,133)   $   (8,919)

Recapitalization of Company (Note B)                (9,340,755)     (9,341)    (10,154,002)     10,172,133         8,790

Issuance of common stock for cash                    1,227,500       1,228      1,226,272                -     1,227,500

Net loss                                                     -           -              -         (551,819)     (551,819)
                                                  ------------    ---------    ------------   --------------   ----------
Balance at October 31, 1999                         12,967,500   $  12,967    $ 1,214,404    $    (551,819)   $  675,552
                                                  ============    =========    ============   ==============   ==========

The accompanying notes are an integral part of this statement.

              Digital Commerce International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           Year ended October 31, 1999

Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                  $   (551,819)
       Adjustments to reconcile net loss to net cash
         used in operating activities
             Depreciation and amortization                             15,873
             Changes in assets and liabilities
              Accounts receivable                                    (253,457)
              Receivable from shareholders                            (18,587)
              Deposits                                               (203,731)
              Accounts payable                                        168,972
              Accrued liabilities                                      73,587
                                                                  -------------
                  Total adjustments                                  (217,343)
                                                                  -------------
                  Net cash used in
                    operating activities                             (769,162)
                                                                  -------------
    Net cash flows from investing activities -
       Purchase of property and equipment                             (27,535)
                                                                  -------------
    Cash flows from financing activities
       Proceeds from issuance of common stock                       1,227,500
                                                                  -------------

                  Net increase in cash                                430,803

Cash at beginning of year                                                   -
                                                                  -------------
Cash at end of year                                              $    430,803
                                                                  =============

Supplemental disclosures of cash flow information
-------------------------------------------------
    The Company did not pay interest expense or income taxes during 1999.


Noncash investing and financing activities
------------------------------------------
     On June 15, 1999, the Company acquired Digital Commerce, Inc. in a transaction accounted for as a recapitalization. In the recapitalization goodwill was recorded totaling $8,920, which was subsequently expensed (Note B).

The accompanying notes are an integral part of this statement.

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

       1. Organization and business activity

       Digital Commerce International Inc. (the Company) is a Delaware corporation that has been inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. This acquisition was accounted for as a recapitalization (Note B). The Company is headquartered in Vancouver, Canada and currently processes credit card transactions. One subsidiary, Digital Commerce Bank, Inc., holds a class I banking license in St. Vincent and the Grenadines.

       2. Principles of consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Digital Commerce Inc., Digital Commerce Bank, Inc., Digital Commerce Canada Ltd. and MBS Acquisition Corp. On January 6, 2000, MBS Acquisition Corp. changed its name to Digital Commerce Merchant Services, Inc. (d.b.a. "Bankthat.com"). All significant intercompany accounts and transactions have been eliminated in consolidation.

       3.   Use of estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

       4. Cash and cash equivalents

       The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased, to be cash equivalents.

       5. Revenue recognition

       The Company recognizes transaction processing revenues and merchant set-up fees as the related services are performed.

       6. Depreciation and amortization

       Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of two years.

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       7.   Fair value of financial instruments

       The  carrying   value  of  the  Company's   accounts  and  related  party
       receivables, accounts payable and accrued liabilities approximate their fair values.

       8.   Income taxes

       The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

       9.   Advertising costs

       Advertising and marketing costs are expensed as incurred.

       10. Net earnings (loss) per share

       Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Potential common shares included in the dilutive earnings (loss) per share calculation include stock options awarded.

NOTE B - RECAPITALIZATION

       In June 1999 the Company changed its name from Systems Assurance Corporation to Digital Commerce International Inc. DCI was originally formed on November 17, 1998. On June 15, 1999 the Company acquired Digital Commerce Inc. (DCI), a Nevis Corporation based in Vancouver, Canada. DCI was acquired through the issuance of 5,000,000 shares of the Company's common stock and 500,000 shares of the Company's preferred stock to the shareholders of DCI in exchange for all of the outstanding common stock of DCI. Preferred stock has been approved by the board of directors and shareholders, but the Company has not amended its Articles of Incorporation and the preferred shares have not been created and registered with the State of Delaware. The acquisition agreement indicates that each preferred share will carry 10 votes at shareholder meetings, and will have the same rights to dividends and other distributions as a common share. Once the Company has achieved gross transaction volume of $240 million (the "Trigger Event"), each preferred share will be convertible at the option of its holder into 10 common shares. The conversion right will expire if the "Trigger Event" has not occurred by the end of the Company's second complete fiscal year following the acquisition.

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE B - RECAPITALIZATION - CONTINUED

       Upon issuance of the preferred stock, certain reclassifications may be made within the stockholders' equity section to reflect the terms of the preferred stock issued.

       The combination of Digital Commerce International Inc. and Digital Commerce Inc. was recorded as a recapitalization of Digital Commerce International Inc. In conjunction with the acquisition and recapitalization, a prior director surrendered back to and the Company canceled 14,340,744 shares of common stock. After the recapitalization there were 11,740,000 shares of common stock outstanding with approximately 57 percent of those shares being held by former stockholders of the Company.

NOTE C - COMMITMENTS AND CONTINGENCIES

1.       Employment agreements

       The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements increase from $250,000 in the first year to $450,000 annually over five years. The agreements are exclusive of bonuses, benefits, and other compensation. The agreements may be modified until a secondary offering of the Company is completed and the Company receives funds totaling $20,000,000 or the Company achieves a market capitalization of $150,000,000. The modified salary would be $10,000 a month with a deferral of the remaining balance until the underwriting or market capitalization occur.

2.       Litigation

       The Company is engaged in certain litigation in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate outcome of this litigation should not have a material impact on its financial position.

NOTE D - LOSS PER COMMON SHARE

       The following data show the shares used in computing loss per common share including dilutive potential common stock.

           Common shares outstanding during the entire period                                 6,740,011
           Weighted-average common shares issued during the period                            2,371,568
                                                                                       -----------------
           Weighted-average number of common  shares used in basic EPS                        9,111,579
           Dilutive effect of options                                                                 -
                                                                                       -----------------
           Weighted-average number of common shares and dilutive potential common
              stock used in diluted EPS                                                       9,111,579
                                                                                       =================

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE D - LOSS PER COMMON SHARE - CONTINUED

       Shares from the exercise of the outstanding options (Note E) were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended October 31, 1999.

NOTE E - OPTIONS

       During 1999, the board of directors approved a stock option plan. The maximum number of shares of common stock that may be issued under the plan is 4,000,000 shares. All employees, directors, officers and consultants of the Company are eligible. Awards of options are given to eligible participants at the discretion of the board of directors and will be based on present and potential contributions of a particular individual to the success of the Company and other factors, which the Board may deem proper and relevant. The plan is a non-qualified plan, and the options granted thereunder are non-qualified stock options.

       Under the plan, options vest in the following manner: directors and advisory board members vest 50 percent upon grant and 50 percent one year after grant date, senior officers, to vice president vest three percent at the end of each calendar month from grant date, employees vest nine percent at the end of the later of the first three months or the stated probation period and three percent at the end of each calendar month thereafter. Other holders vest 10 percent at the end of the first 30 days of their engagement, 20 percent upon completion of 50 percent of the term, where there is a particular term, or upon 50 percent of the project completion, where project specific, and the remainder upon completion, and for a period of 90 days thereafter.

       Options granted to an officer, director, or more than 10 percent shareholder of the Company shall not become exercisable until at least six months following the date of grant.

       The Company has granted options to purchase 1,530,000 shares of the Company's common stock. The options were granted to the following:

                                                                        Shares
                                                                    ------------
        Advisory board                                                  100,000

        Executive officers, including officers who are directors      1,150,000

        Other employees                                                 280,000
                                                                    ------------
                                                                      1,530,000
                                                                    ============

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE E - OPTIONS - CONTINUED

       The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

        Net loss                               As reported         $  (551,819)
                                               Pro forma              (607,324)
        Loss per share - basic and diluted
                                               As reported               (0.61)
                                               Pro forma                 (0.61)

       The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1999: expected volatility of 52 percent; risk-free interest rate of 5.75 percent; and expected life of 10 years. The weighted-average fair value of options granted was $0.68.

       Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

       Changes in the Company's stock options are as follows:

                                                                                       Weighted-
                                                                                         average
                                                       Stock           Exercise          exercise
                                                      options            price            price
                                                   -------------   ----------------   -------------
         Outstanding at November 1, 1998                      -    $          -       $       -
             Granted                                  1,530,000      0.50 - 3.00           0.68
             Exercised                                        -               -               -
             Canceled or expired                              -               -               -
                                                   -------------
         Outstanding at October 31, 1999              1,530,000      0.50 - 3.00           0.68
                                                   =============
         Exercisable at October 31, 1999                 83,600     $0.50 - 3.00       $   1.80
                                                   =============

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE E - OPTIONS - CONTINUED

       A summary of the status of the options outstanding under the Company's stock option plan at October 31, 1999 is presented below:

                                                     Weighted-
                                                      average      Weighted-                  Weighted-
                                                     remaining      average                    average
                                      Number         contractual    exercise     Number       exercise
        Range of exercise prices    outstanding     life (years)     price     exercisable      price
        ------------------------    ------------   ------------   ----------   -----------   -----------
         $ 0.50                       1,420,000        1.69         $ 0.50         40,000       $ 0.50
         $ 3.00                         110,000        1.69           3.00         43,600         3.00
                                    ------------                               -----------
         $ 0.50 - $3.00               1,530,000                                    83,600
                                    ============                               ===========

NOTE F - INCOME TAXES

       The Company has sustained a net operating loss in the period presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the period presented. The increase in the valuation allowance was $122,365 for the year ended October 31, 1999.

       As of October 31, 1999, the Company had net operating loss carryforwards for tax reporting purposes of approximately $385,000 in various taxable jurisdictions. The taxable jurisdictions, estimated net operating losses, and expiration dates are as follows: United States, $345,000, 2019, Canada, $40,000, 2006. Utilization of approximately $39,000 of the total net operating loss is dependent on the profitable operation of Digital Commerce International, Inc. in the future under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership according to the US Internal Revenue Code.

       Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

       Computed tax benefit                                        $   (187,618)
       Foreign net operating losses with no current tax benefit          65,253
       Change in valuation allowance                                    122,365
                                                                    ------------
                                                                    $          -
                                                                    ============

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE F - INCOME TAXES - CONTINUED

       Deferred income tax assets and liabilities are as follows:

        Deferred tax assets

        Benefit of net operating loss carryforwards - U.S.      $     117,584
        Benefit of net operating loss carryforwards - Foreign          18,144
                                                                --------------
                                                                      135,728
        Less valuation allowance                                     (135,728)
                                                                --------------
        Net deferred tax asset (liability)                      $           -
                                                                ==============


NOTE G - CONCENTRATIONS AND PRIMARY CUSTOMERS

       The Company's financial instruments that are exposed to concentration of credit risk consist primarily of accounts receivable.

       Approximately 96 percent of accounts receivable are with two different customers. The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss.

       The Company has two customers which account for more than 10 percent of revenues. The Company's major customers and revenue received therefrom are as follows:

                  Company A                   $     190,000
                  Company B                   $      59,742


NOTE H - BUSINESS SEGMENTS

       The Company has two reportable segments for the year ended October 31, 1999, namely processing services and banking services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of management and utilities.

                                     Processing       Banking      Consolidated
                                      services       services         balance
                                   -------------   ------------   --------------
        Revenues                   $   255,042     $         -    $    255,042
        Operating loss                (132,028)        (45,947)       (177,975)
        Administration expense               -               -        (373,844)
                                                                   -------------
             Net loss                                              $  (551,819)
                                                                   =============

              Digital Commerce International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 1999

NOTE H - BUSINESS SEGMENTS - CONTINUED

       Identifiable assets

                                     Processing       Banking                    Consolidated
                                      services       services      Corporate        balance
                                    ------------   ------------   -----------   --------------
        Current assets              $   206,036    $    69,122    $   237,690   $     512,848
        Non-current assets              290,000        103,730              -         393,730
        Capital assets                   10,450              -         10,002          20,452
                                    ------------   ------------   -----------   --------------
           Total assets             $   506,486    $   172,852    $   247,692   $     927,030
                                    ============   ============   ===========   ==============


NOTE I - SUBSEQUENT EVENTS

       In 2000, the Company initiated two private placements. The Company has received approximately $500,000 toward the purchase of 200,000 common shares at $2.50 per share. The Company has also received approximately $195,000 toward the purchase of 50,000 common shares at $3.00 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 6, 1999, the Company's Board of Directors authorized the engagement of Grant Thornton LLP ("GT") as its auditor for the fiscal year ended October 31, 1999. ThE decision to change accountants was prompted by the ability of GT to provide audit services to the Company on an international scale. GT entered into an engagement letter with the Company on December 7, 1999 and concurrently with that engagement, the Company dismissed Crouch Bierwolf & Chisholm, P.C. ("Crouch Bierwolf"), which had served as the Company's independent accountants since 1998, as its auditor within the meaning of Item 304(a)(1)(i) of Regulation S-K of the Securities and Exchange Commission.

         The reports of Crouch Bierwolf on the financial statements for fiscal year 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Board of Directors participated in and approved the decision to change independent accountants. In connection with its audit for the fiscal year ended 1998, and through December 6, 1999, there were no disagreements with Crouch Bierwolf on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Crouch Bierwolf would have caused Crouch Bierwolf to make reference thereto in their report on the financial statements for such year. During the fiscal year ended October 31, 1998, and through December 6, 1999, there were no reportable events as that term is defined in
Item 304 (a)(1)(v)of Regulation S-K.

         During the fiscal year ended October 31, 1998, and through December 6, 1999, the Company had not consulted with GT regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to us nor oral advice was provided that GT concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The Company's directors, executive officers and key employees, as of the date hereof, and their respective ages and positions with the Company, are set forth below. Biographical information for each of the senior management members and directors is also presented below. There are no family relationships between or among any of the Company's directors or executive officers. The Company's board of directors is currently comprised of two members. Executive officers are chosen by, and serve at the discretion of, the board of directors:

         (a)      Directors and Executive Officers

MICHAEL Y. H. KANG - CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT. Michael Y.H. Kang, 39, a resident of Vancouver, British Columbia, is the Company's Chairman and Chief Executive Officer, and is a cofounder of Digital Commerce Inc., which the Company acquired in June, 1999. Born in Korea, Mr. Kang spent his early years in Korea and Brazil, then moved to Toronto where he earned a Bachelor of Commerce degree from the University of Toronto in 1981. He was hired by Continental Illinois National Bank and Trust Company of Chicago to the position of foreign exchange trader and credit analyst, stationed in Seoul, Korea. Subsequently, Mr. Kang returned to Canada to assume the position of General Manager of his family's chain of convenience stores. When the stores were eventually sold, Mr. Kang moved to Phoenix, Arizona and purchased Prisma Graphics Inc., a sheet feed printer in the State of Arizona. In 1995, Mr. Kang returned to Vancouver to co-found several private investment and capital management firms, subsequently leading to the development of Digital Commerce International, Inc.

         Mr. Kang's term of office as a director is until the next annual meeting of stockholders. He has served as a director since June 15, 1999.

JOHN W. COMBS - DIRECTOR, EXECUTIVE VICE PRESIDENT AND SECRETARY. Jack Combs, 54, a resident of Vancouver, British Columbia, is the Company's Executive Vice-President and Secretary and is a co-founder of Digital Commerce Inc., which the Company acquired in jUNE, 1999. In collaboration with Mr. Kang, Mr. Combs co-founded several private investment and capital management firms and is a shareholder in Combs Group, a family commercial real estate corporation in Toronto. He is also the owner of Brockton Realty Inc., a Vancouver based real estate and development Company which has been involved in all phases of the development process, including planning, financing, development, construction management and marketing. Born in New York, Mr. Combs moved with his family to Toronto where he earned a Bachelor of Arts degree from the University of Toronto in 1969. Prior to joining Mr. Kang in the founding of Digital Commerce International Inc. Mr. Combs has been active in the real estate development business in Ontario and British Columbia since the early 1970's. Throughout this time Mr. Combs has developed for his own and investors' interests and maintained a high level of contract services for such companies as Quadrant Development Corp., a division of Weyerhauser Canada Ltd. and Webb & Knapp Canada Ltd.

         Mr. Combs' term of office as a director is until the next annual meeting of the Company's stockholders. He has served as a director since June 15, 1999.

         (b)      Advisory Board

         The Company has formed an advisory board for the purpose of assisting it in the identification of market and product development opportunities, reviewing with management the progress of its specific projects, recruiting and evaluating its management and operational systems and, in general, assisting the Company in its regulatory and strategic planning. Members of the advisory board are leaders in the fields of business, banking, and internet commerce, and generally meet with the Company's management on an informal basis.

         Andrew G. Smith, 28, has served on the advisory board of the Company since June 1999. He has been the President of DietSmart.com since November of 1999. DietSmart.com is a leading online weight loss and fitness destination, offering consumers diet and fitness programs tailored to their individual needs. Prior to founding DietSmart.com, Mr. Smith was the Vice President of Sponsorships and Strategic Development for iVillage.com, a top 25 site and the number one women's network on the internet. Mr. Smith was responsible for a number of the iVillage's largest strategic relationships, including those with AT&T, Visa, First USA, and PNC Bank. He holds a B.A. in Religion from Dartmouth College, 1994.

         George Reznik, 34, has served on the Company's advisory board since June 1999. He is currently the Director of Finance, Pivotal Corporation, where he is responsible for all finance activities for Pivotal including regulatory filings, preparation of financial information, business plans and budgets and treasury management functions. Mr. Reznik was instrumental in Pivotal's successful initial public offering on the Nasdaq Stock Market on August 5, 1999. Prior to joining Pivotal in early 1999, Mr. Reznik was a Senior Manager in the Corporate Finance practice with Deloitte & Touche leading the business valuation practice based from the Vancouver office in Canada. Mr. Reznik has significant international corporate finance experience having worked on numerous international projects in various industries. Mr. Reznik has a Bachelor of Commerce Degree (Honours) from the University of Manitoba (1988) and was a medallist in obtaining his Chartered Accountant ("CA") designation in 1990. Mr. Reznik also obtained the Chartered Business Valuator ("CBV") designation in 1995.

         Brian Flynn, 30, has served on the Company's advisory board since June, 1999. He has nine years of experience in marketing and communications, including product development, branding, advertising/public relations, database marketing, and interactive communications. Brian has been the Chief Executive Officer of Annotate.net, an internet company that develops software to enhance and simplify the web user experience, since August, 1999. Prior to joining Annotate.net, he was a Senior Vice President, Management Director at Foote, Cone & Belding (FCB) in New York, a top worldwide advertising and communications company. During the previous three years, Brian was Vice President, Director of Marketing Communications for Citibank in North America. Brian developed and launched Citibank's internet Banking product. He also serves as the Marketing Advisor for SOHOnet, a provider of web content management solutions. Brian holds a degree in business from Georgetown University in Washington, D.C.

         Kevin Fortuna, 28, has served on the Company's Advisory Board since January of 1999. He is currently Director of Business Development at NBC internet, where he manages NBCi's east coast business development group and is responsible for several of NBCi's largest strategic alliances. He has also held senior business development and electronic commerce positions at Juno Online Services, and has worked in the internet industry for the past five years. He graduated summa cum laude from Georgetown University with a degree in English and History.

         (c)      Involvement in Certain Legal Proceedings

         On January 5, 2000, the Company and Directors Kang and Combs were made defendants to a lawsuit by a former business partner. The plaintiff, the former business partner, alleged breach of a statutory duty owed by Kang and Combs to the plaintiff (a fellow director and shareholder). He claims that he was not made part of certain corporate opportunities and was not included in certain corporate changes and the benefits therefrom. The Company believes the claims of the plaintiffs regarding the Company are without merit. In addition, the Company believes that any decision granted in favor of the plaintiff would only affect the shares held by Kang and Combs and would not affect the Company directly.

         Aside from the above mentioned action, the Company is not aware of any other material legal proceedings involving any director, director nominee, promoter, or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or finding of securities or commodities law violations.

         (d)      Section 16(a): Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons owning ten percent of the Company's common stock (collectively, "Reporting Persons") to file reports of ownership with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Reporting Persons during fiscal year 1999 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act, with the exception of Mr. Kang, a member of the Board of Directors and the Company's Chief Executive Officer, and Mr. Combs, a member of the Board of Directors and the Company's Executive Vice President, each of whom, the Company believes, was delinquent in the filing of a report covering the issuance of shares of our common and preferred stock and options to purchase shares of common stock in connection with the acquisition of Digital Commerce, Inc. The Company believes that each Reporting Person is now making efforts to effect such filings and satisfy all reporting obligations.

Item 11.  Executive Compensation

         Summary Compensation Table

         The Company did not conduct active business operations from 1992 through June 15, 1999. The following table summarizes the total compensation of the Chief Executive Officer and the Company's other most highly compensated executive officers (collectively, the Named Executive Officers") earning in excess of $100,000 for the year ended October 31, 1999.

Name and Principal    Year     Salary $    Other Annual    Securities Underlying
   Position                                Compensation       Options/SARS
Michael Y H Kang      1999     $120,000       $10,932            575,000
CEO
John W Combs          1999      $120,000      $10,882            575,000
Executive VP

         The additional compensation received reflects an automobile allowance. The salary and other annual compensation amounts in the table above represent annualized amounts for the period between June 15, 1999 to October 31, 1999.

         Stock Option Grants

         The following table provides information relating to stock options awarded to each of the Named Executive Officers during the fiscal year ended October 31, 1999.

                                                        Individual Grants
                                                        -----------------                    Potential Realizable
                                                                                       Value at Assumed Annual Rate
                        Number of        Percent of Total                               of Stock Appreciation for
                       Securities         Options Granted   Exercise                           Option Term(3)
                       Underlying         to Employees in   Price Per    Expiration            ---------------
      Name         Options Granted (#)    Fiscal Year(1)     Share(2)       Date                5%($)   10%($)
--------------------------------------------------------------------------------------------------------------------
Michael Y H Kang         575,000             37.58%           $.50     June 18 2009       $223,003      $302,257

John W Combs             575,000             37.58%           $.50     June 18, 2009      $223,003      $302,257



(1) Based on options for an aggregate of 1,530,000 shares of common stock granted during the fiscal year ended October 31, 1999.

(2) On the date of the grant of the options for the shares of common stock, our Board of Directors estimated that the fair market value of that stock to be $0.25.

(3) Potential realizable value is based on the assumption that the shares of our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

         Fiscal Year-End Option Value

         The following table provides information regarding the number and value of options to acquire shares of common stock held by the Named Executive Officers on October 31, 1999.

                                             Number of Securities                     Value of Unexercised
                                            Underlying Unexercised                        In-the-Money
                                                  Options at                               Options at
                                              Fiscal Year-End (#)                       Fiscal Year-End(1)
                                   --------------------------------------------------------------------------------
               Name                     Exercisable        Unexercisable         Exercisable        Unexercisable
-------------------------------------------------------------------------------------------------------------------
           Michael Kang                     0                 575,000                 0               $5,534,375
            John Combs                      0                 575,000                 0               $5,534,375
-------------------------------------------------------------------------------------------------------------------


(1) For purposes of determining the values of the options held by the Named Executive Officers, the Company assumed that the shares of common stock underlying the option granted had a value of $10.125 per share on October 31, 1999, which is the estimated fair market value the Board of Directors attributed to that stock on October 31, 1999. The option value is based on the difference between the fair market value of such shares on October 31, 1999, and the option exercise price per share, multiplied by the number of shares subject to the options.

         Employment Agreements

         The Company has adopted a policy of entering into employment agreements with each of its senior management and key personnel, and has either entered into an employment agreement with each of those persons or has approved the terms of such agreements. The employment agreements generally have initial terms of five years. Under the agreements, the employee is entitled to a base salary ($250,000 for Mr. Kang, $250,000 for Mr. Combs), plus incentive bonuses (as determined by the Board of Directors), standard benefits such as health and life insurance, and reimbursement of reasonable expenses. The base salary payable to Mr. Kang and Mr. Combs increases by $50,000 every year to a maximum of $450,000. The agreements also provide for moving allowances in some instances. The employment agreements for a number of the Company's senior management also provide for the grant of options.

         The Company may terminate the employment contracts for cause (which is defined in the agreements) or without cause. In addition, the employee can terminate the contract on notice to the Company ranging from 90 to 180 days. If the contract is terminated without cause or as a result of a "change of control," as defined in the agreements, the employee is entitled to receive severance pay of up to 36 months salary, depending on the particular agreement. The agreements also contain non-competition, non-solicitation and assignment of inventions provisions which the Company believes are consistent with industry practice.

         Limitations of Liability and Indemnification

         The Company's Certificate of Incorporation limits the personal liability of directors and officers for monetary damages to the maximum extent permitted by Delaware law. Under Delaware law, such limitations include monetary damages for any action taken or failed to be taken as an officer or director except for (i) an act or omission that involves intentional misconduct or a knowing violation of the law, or (ii) payment of improper distributions. Delaware law also permits a corporation to indemnify any current or former director, officer, employee or agent if the person acted in good faith and in a manner in which he reasonably believed to be in or not opposed to the best interest of the corporation. In the case of a criminal proceeding, the indemnified person must also have had no reasonable cause to believe that his conduct was unlawful.

         The Company's Bylaws provide that, to the full extent permitted by its Certificate of Incorporation and the Delaware General Corporation Law, the Company will indemnify (and advance expenses to) its officers, directors and employees in connection with any action, suit or proceeding (civil or criminal) to which those persons are made party by reason of their being a director, officer or employee. Any such indemnification is in addition to the advancement of expenses.

         Compensation of Directors

         Directors do not receive cash compensation for serving on the Board of Directors or any committee of the Board, or for any other services rendered to the Company in their capacity as directors of the Company, but are reimbursed for expenses they incur in connection with attending Board or committee meetings. There are no other arrangements for compensation to the Board of Directors' members.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

         The table below sets forth information, as of October 31, 1999, with respect to beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, by each of its directors, by each Named Executive Officer, and by all of the Company's officers and directors as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Title of Class     Name of Beneficial Owner           Amount and Nature of     Percent of Class
                                                        Beneficial Owner

Common            John W Combs(1)                           1,845,000               14.22%

Common            Michael Y H Kang(2)                       1,845,000               14.22%

(1) Includes 1,845,000 shares held by West Point Asset Management Ltd for the benefit of Mr. Combs and his family.
(2) Includes 1,845,000 shares held by Raging Bull Asset Management Ltd for the benefit of Mr. Kang and his family.

(b)      Security Ownership of Named Executive Officers

Title of Class      Name and Address of   Amount and nature of  Percent of Class
                    Beneficial Owner      Beneficial Owner

Class A Preferred   Michael Y H Kang           250,000                50%

Class A Preferred   John W Combs               250,000                50%



Item 13. Certain Relationships and Related Transactions

Digital Commerce Bank Inc. is the holder of the Company's bank charter. John W Combs, as nominee of the Company's bank, applied for the bank charter and contributed the charter to our bank once the application was approved. Following the contribution, the capital securities of Digital Commerce Bank were transferred to the Company.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Financial Statements

         The Company's consolidated financial statements and its subsidiary are included elsewhere in this Report.

         (b)      Financial Statement Schedules

No schedules are required in connection with the filing of this Report as amounts are either immaterial or are otherwise disclosed in the financial statements.

(c)      Exhibits

INDEX TO EXHIBITS

Exhibit No.           Exhibit                                               Page
----------            -------                                               ----
3.1  Certificate of Incorporation of EZ Data Systems, Inc.

3.2  Bylaws

3.3 Certificate of Amendment of Certificate of Incorporation of EZ Data Systems, Inc.

3.4 Certificate of Amendment of Certificate of Incorporation of Systems Assurance Corporation.

3.5 Certificate of Amendment of Certificate of Incorporation of Systems Assurance Corporation.

3.6 Certificate of Amendment of Certificate of Incorporation of Systems Assurance Corporation.

3.7 Certificate of Change of Location of Registered Office and/or Registered Agent of Systems Assurance Corporation

3.8 Certificate of Change of Location of Registered Office and/or Registered Agent of Systems Assurance Corporation

4.1 Certificate Establishing and Designating the Rights, Preferences and Restrictions of Series A Preferred Stock of Digital Commerce, Inc.

10.1 Certificate of Ownership and Merger Merging EZ Data, Inc. into EZ Data Systems, Inc.

10.2 Certificate of Ownership and Merger Merging Systems Assurance Corporation into Unidata Systems, Inc.

10.3 Acquisition Agreement by and between Assurance Corporation and Digital Commerce, Inc. 10.4 1999 Stock Option Plan

10.5 Employment Agreement with Michael Kang

10.6 Employment Agreement with John W. Combs

10.7 Humboldt Bank Independent Sales Organization (ISO) Agreement

21.1 Subsidiaries of the Registrant

27.1 Financial Data Schedule

         (d)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended October 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Digital Commerce International, Inc.

February 14, 2000                         By: /s/ Michael Y H Kang,
                                               ---------------------
                                           Chairman and Chief Executive Officer

                                           Digital Commerce International, Inc.

February 14, 2000                         By: /s/ John W. Combs,
                                               ------------------
                                           Director and Executive Vice President

                                    DIRECTORS

February 14, 2000                         By: /s/ Michael Y H Kang
                                               --------------------


February 14, 2000                         By: /s/ John W. Combs
                                               -----------------