Form 10-Q
period 2000-01-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2000-03-16
CIK 705581

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      DIGITAL COMMERCE INTERNATIONAL, INC.



For the quarter ended January 31, 2000           Commission file number 0-011228
                      ----------------                                  --------


         Delaware                                          02-0337028
 -------------------------------                           ----------
(State or other jurisdiction of              (I.R.S. Employer Identification No)
incorporation or organization)


4049 South Highland Drive
Salt Lake City, Utah                                        84117
--------------------                                        -----
(Address of Principal Executive Offices)                  (Zip Code)


                                 (888) 505-5688
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of January 31, 2000, the number of shares outstanding of the registrant's only class of common stock was 12,967,500.
                                            ----------

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1   Condensed Financial Statements

           Consolidated Balance Sheets for January 31, 2000
           (unaudited) and October 31, 1999 ...................................3

           Consolidated Statements of Operations for the First
           Quarter Ended January 31, 2000 (unaudited) and
           October 31, 1999 (unaudited) .......................................4

           Consolidated Statements of Cash Flows for the First
           Quarter ended January 31, 2000 (unaudited) and
           1999 (unaudited) ...................................................5

           Notes to Condensed Consolidated Financial Statements (unaudited) ...6

Item 2   Managements Discussion and Analysis of Results of Operations,
         Cash Flow and Financial Condition ....................................9


PART II - OTHER INFORMATION
---------------------------

Item 6   Exhibits and Reports on Form 8-K ....................................11

Exhibit 27, Financial Data Schedule ..........................................12

              Digital Commerce International, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        January 31,  October 31,
                                                             2000         1999
                                                          ----------  ----------
                                                         (Unaudited)
CURRENT ASSETS
    Cash                                                  $ 824,039   $ 430,803
    Accounts receivable, no allowance deemed
    necessary
       Trade                                                236,303     244,358
       Other                                                  8,663       9,099
    Receivable from shareholders                             26,121      18,587
                                                          ----------  ----------
           Total current assets                           1,095,126     702,847

EQUIPMENT, AT COST                                           29,613      27,535
    Less accumulated depreciation                           (10,692)     (7,083)
                                                          ----------  ----------
                                                             18,921      20,452

DEPOSITS                                                    118,731     203,731
                                                          ----------  ----------
                                                         $1,232,778   $ 927,030
                                                          ==========  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Trade accounts payable                                $ 117,448   $ 177,891
    Accrued liabilities                                      78,420      73,587
                                                          ----------  ----------
           Total current liabilities                        195,868     251,478

COMMITMENTS AND CONTINGENCIES                                     -         -

STOCKHOLDERS' EQUITY
    Preferred stock to be issued                                  -         -
    Shares paid for, but not issued                         756,000         -
    Common stock, $0.001 par value; 30,000,000
      shares authorized, 12,967,500 and 12,967,500
      shares issued and outstanding in 2000 and
      1999, respectively                                     12,967      12,967
    Additional paid-in capital                            1,214,404   1,214,404
    Accumulated deficit                                    (946,461)   (551,819)
                                                          ----------  ----------
           Total stockholders' equity                     1,036,910     675,552
                                                          ----------  ----------
                                                         $1,232,778   $ 927,030
                                                          ==========  ==========

            See accompanying notes to condensed financial statements.

              Digital Commerce International, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three months ended
                                                         January 31,
                                              -------------------------------
                                                   2000             1999
                                              --------------   --------------
                                                                  (Note C)
Revenues                                         $   33,706        $       -

Operating expenses
    Salaries                                        112,496                -
    Professional services                           171,236                -
    Travel                                           32,375                -
    Licensing fees                                   15,338                -
    Occupancy and telecommunications                 18,922                -
    Advertising                                       8,935                -
    Depreciation and amortization                     3,609                -
    Website                                           3,287                -
    Other                                            62,150                -
                                              --------------   --------------
                                                    428,348                -
                                              --------------   --------------
           Loss before income taxes                (394,642)               -

Income taxes                                              -                -
                                              --------------   --------------
           NET LOSS                              $ (394,642)       $       -
                                              ==============   ==============

Loss per common share
    Basic                                        $   (0.03)        $       -
    Diluted                                          (0.03)                -

Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                        13,183,396                -
    Diluted                                      13,183,396                -





            See accompanying notes to condensed financial statements.

              Digital Commerce International, Inc. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       January 31,   October 31,
                                                         2000            1999
                                                     -------------  ------------
                                                                      (Note C)

Increase (decrease) in cash
  Cash flows from operating activities
     Net loss                                       $  (394,642)        $    -
       Adjustments to reconcile net loss to
       net cash used in operating activities
         Depreciation and amortization                    3,609              -
         Changes in assets and liabilities
            Accounts receivable                           8,491              -
            Receivable from shareholders                 (7,534)             -
            Deposits                                     85,000              -
            Trade accounts payable                      (60,443)             -
            Accrued liabilities                           4,833              -
                                                   -------------   -------------
                Total adjustments                        33,956              -
                                                   -------------  --------------

                Net cash used in
                  operating activities                 (360,686)             -
                                                   -------------   -------------

  Net cash flows used in investing activities -
     purchase of equipment                               (2,078)             -
                                                   -------------   -------------
  Net cash flows from financing activities
     proceeds from issuance of common stock             756,000              -
                                                   -------------   -------------

                Net increase in cash                    393,236              -

Cash and cash equivalents at beginning of period        430,803              -
                                                   -------------   -------------

Cash and cash equivalents at end of period          $   824,039         $    -
                                                   =============   =============








            See accompanying notes to condensed financial statements.

              Digital Commerce International, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999



NOTE A - ACCOUNTING POLICIES

       The consolidated financial statements for the interim period ended January 31, 2000 has been prepared in accordance with the accounting policies described in the Company's Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim period.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. This report on Form 10-Q for the three months ended January 31, 2000 and 1999 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the three months ended January 31, 2000 may not be indicative of the results that may be expected for the year ending October 31, 2000.

NOTE C - BUSINESS ACTIVITY

       Digital Commerce International Inc. (the Company) is a Delaware corporation that has been inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. and began operations. Therefore, no information is presented for the comparative three month period ended January 31, 1999.


Note D - NET EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the three months ended January 31, 2000 and 1999.

              Digital Commerce International, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999



Note D - NET EARNINGS (LOSS) PER SHARE - CONTINUED

     The following data show the shares used in computing loss per common share including dilutive potential common stock:

        Common shares outstanding during the entire period
                                                                   12,985,833
        Weighted-average shares paid for, but not issued
           during the period                                          197,563
                                                                  ------------
        Weighted-average number of common  shares
           used in basic EPS                                       13,183,396
        Dilutive effect of options                                         -
                                                                  ------------
        Weighted-average number of common shares and dilutive
           potential common stock used in diluted EPS              13,183,396
                                                                  ============

     Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the three months ended January 31, 2000.


Note E - BUSINESS SEGMENTS

       The Company has two reportable segments for the three months ended January 31, 2000, namely processing services and banking services. The Company evaluates performance of each segment based on earnings or loss from operations. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of management and utilities.

                                      Processing       Banking    Consolidated
                                       services       services       balance
                                    -------------   ------------ --------------
         Revenues                   $     33,706     $    -        $   33,706
         Operating loss                  (35,567)     (29,099)        (64,666)
         Administration expenses               -          -          (363,682)
                                                                  -------------
             Net loss                                              $ (394,642)
                                                                 ==============

              Digital Commerce International, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            January 31, 2000 and 1999



Note E - BUSINESS SEGMENTS - CONTINUED

       Identifiable assets

                             Processing      Banking               Consolidated
                              services      services   Corporate     balance
                            ------------  ----------- -----------  -------------
        Current assets       $  648,798     $ 64,422    $ 381,906   $  1,095,126
        Non-current assets       15,000       03,731                     118,731
        Capital assets            8,491             -      10,430         18,921
                            ------------  ----------- -----------  -------------
           Total assets      $  672,289     $168,153    $ 392,336   $  1,232,778
                            ============  =========== ===========  =============



NOTE F - RECAPITALIZATION

       On June 15, 1999 the Company  acquired  Digital  Commerce Inc.  (DCI),  a
       Nevis Corporation based in Vancouver, Canada. DCI was acquired through the issuance of 5,000,000 shares of the Company's common stock and 500,000 shares of the Company's preferred stock to the shareholders of DCI in exchange for all of the outstanding common stock of DCI. The preferred stock had been approved by the board of directors and shareholders, but the Company had not amended its Articles of
       Incorporation and the preferred shares had not been created and registered with the State of Delaware. On February 25, 2000, the
       Company's board of directors, with the approval of the former shareholders of DCI, decided not to issue the preferred shares.


NOTE G - PRIVATE PLACEMENTS

       During the quarter ended January 31, 2000, the Company completed private placements of common stock. One private placement consisted of 200,000 shares for total proceeds of $500,000. Another private placement consisted of 85,333 shares raising a total of $256,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Forward-Looking Statements. Certain statements in this report and elsewhere (such as in our other filings with the Securities and Exchange Commission ("SEC"), press releases, presentations by our management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as"expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the banking, merchant services and electronic commerce industries, constantly changing technology and market acceptance of our products and services. The Company does not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Overview
--------
       The Company engaged is the business of transaction processing for e-commerce merchants and the provision of other e-commerce enabling solutions, with an emphasis on Internet-based financial services. The Company was incorporated in July 1982 as Systems Assurance Corporation. From 1992 through June 15, 1999, the Company did not conduct any active business operations, but pursued business opportunities to merge with or acquire other businesses. On June 15, 1999, the Company entered into an agreement for the acquisition of all the outstanding capital securities of Digital Commerce Inc., a banking and financial services organization. As a result of the acquisition, Digital Commerce Inc. became the Company's wholly-owned subsidiary and the former shareholders of Digital Commerce Inc. became the Company's majority shareholders. At that time, the Company was renamed from Systems Assurance Corporation to Digital Commerce International, Inc.

       Since June 15, 1999, all of the Company's revenue has been derived from fees and commissions charged on the establishment and setup of new merchant accounts and the transaction processing volume generated by these merchants.

       For the quarter ending January 31, 2000, all of our revenues resulted from commissions received in our capacity as a sales agent for an organization engaged in credit card transaction processing. Revenues totaled $33,706 while the net loss incurred was $394,642. Our accumulated deficit was $946,461.

Results of Operations

       Revenue. Revenue for the three months ended January 31, 2000 was $33,706. These revenues can be attributed to commissions earned from our role as a sales agent for an independent sales organization engaged in the processing of credit card transactions for international merchants.

       General and Administrative Expenses. General and administrative expenses for the three months ended January 31, 2000 totaled $428,348. General and administrative expenses for the three months were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications, occupancy, bank licensing fees and other overhead costs, including travel and entertainment expenses. The Company's general and administrative have increased in each quarter since the Company's acquisition of Digital Commerce Inc. in June 1999. The Company believes that it's general and administrative and operating expenses will continue to increase in the future as the company continues to develop, implement, and deploy its services and operations.


Liquidity and Capital Resources
-------------------------------
       Since June 1999, the Company financed their operations primarily through private placements of their common stock, which provided net proceeds of approximately $756,000. At January 31, 2000, the Company had approximately $824,000 in cash. The Company has no debt facilities.

       The Company has no material commitments, other than those employment agreements described in the 10-K. The Company hopes to realize an increase in its working capital, and anticipates a substantial increase in its capital expenditures due to the anticipated expansion of its business units, in the year 2000.

       Net cash used by operating activities during the quarter ended January 31, 2000 was $360,686. The Company's principal uses of cash were to fund its net loss from operations and to finance the increases in receivables.

       Net  cash  used  by  investing   activities   consisted  of  $2,078  paid
       principally for acquisition of capital assets.

       Net cash provided by financing activities was $756,000 derived from private placements of restricted common stock.

-------------------------------------------
       Management believes that the combination of revenues and capital contributions will be sufficient to fund operations for the current fiscal year. To the extent that the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to us.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits are filed with this report.

                  27 Financial Data Schedule

         (b) A report on Form 8-K was filed on January 13, 2000, with respect to the dismissal of the accounting firm of Crouch Bierwolf & Chisholm and the appointment of Grant Thornton LLP as the registrant's independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DIGITAL COMMERCE INTERNATIONAL,INC.

Date:  March 15, 2000

                                             /s/ Michael Y. H. Kang
                                             ----------------------
                                             Michael Y. H. Kang
                                             Chairman, President and CEO

Date:  March 15, 2000

                                             /s/ Alvin Tan,
                                             ----------------------
                                             Alvin Tan
                                             Controller