Form 10-Q
period 2000-04-30
DIGITAL COMMERCE INTERNATIONAL INC
filed 2000-06-15
CIK 705581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      DIGITAL COMMERCE INTERNATIONAL, INC.

For the quarter ended April 30, 2000            Commission file number 0-011228
                      --------------                                    --------


           Delaware                                  02-0337028
   ---------------------                             ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No)
incorporation or organization)


4049 Highland Drive
Salt Lake City, Utah                                   84124--1667
---------------------                                  -----------
(Address of Principal Executive Offices)               (Zip Code)


                                 (888) 505-5688
                                 ---------------
                         (Registrant's telephone number)

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

        As  of  June  12,  2000,  the  number  of  shares   outstanding  of  the
        registrant's only class of common stock was 13,271,079. ----------






                                Table of Contents

                                                                                                          Page

PART I - FINANCIAL INFORMATION
Item 1   Condensed Consolidated Financial Statements

                  Balance Sheets for April 30, 2000 (unaudited) and October 31, 1999                         3

                  Statements of  Operations  for the Three Months and Six Months Ended
                  April 30, 2000 (unaudited) and 1999 (unaudited)                                            4

                  Statements  of Cash Flows for the Six Months  ended  April 30,  2000
                  (unaudited) and 1999 (unaudited)                                                           5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                           6

Item 2     Managements  Discussion  and Analysis of Financial  Condition  and Results of
           Operation                                                                                        10

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                       12



PART II - OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                                          12

Signatures                                                                                                  13

Exhibit 27        Financial Data Schedule                                                                   14


                            Digital Commerce International, Inc. and Subsidiaries

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                                                         April 30,       October 31,
                                                                                            2000            1999
                                                                                       --------------   -------------
                                                                                        (Unaudited)
CURRENT ASSETS

    Cash                                                                              $      144,984   $      430,803
    Restricted cash                                                                          401,708                -
    Accounts receivable (net of provision for doubtful accounts of $3,000 and $0 at
      April 30, 2000 and October 31, 1999 respectively)
       Trade                                                                                  58,600          244,358
       Other                                                                                  59,407            9,099
    Receivable from shareholders                                                              38,876           18,587
                                                                                       --------------   --------------
           Total current assets                                                              703,575          702,847

FURNITURE, fIXTURES, AND EQUIPMENT, AT COST                                                   66,980           27,535
    Less accumulated depreciation                                                            (15,286)          (7,083)
                                                                                       --------------   -------------
                                                                                              51,694           20,452

SECURITY DEPOSITS & NON-MARKETABLE SECURITIES                                                308,731          203,731
                                                                                       --------------   -------------
                                                                                      $    1,064,000   $      927,030
                                                                                       ==============   =============


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Trade accounts payable                                                            $      163,086   $     177,891
    Accrued liabilities                                                                       94,903          73,587
    Non-interest bearing deposits                                                            401,708               -
                                                                                       --------------   -------------
           Total current liabilities                                                         659,697         251,478

COMMITMENTS AND CONTINGENCIES (Note H)                                                             -               -

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value; 30,000,000 shares
      authorized, 13,271,079 and 12,967,500 shares issued
      and outstanding in 2000 and 1999, respectively                                          13,271          12,967
    Additional paid-in capital                                                             1,970,100       1,214,404
    Accumulated deficit                                                                   (1,579,068)       (551,819)
                                                                                       ---------------  -------------
           Total stockholders' equity                                                        404,303         675,552
                                                                                       --------------   -------------

                                                                                      $    1,064,000   $     927,030
                                                                                       ==============   =============


 See  accompanying  notes  to  condensed   financial statements.


                            Digital Commerce International, Inc. and Subsidiaries

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                                             Three months ended                Six months ended
                                                                  April 30,                       April 30,
                                                            2000             1999            2000             1999
                                                                           (Note C)                         (Note C)
                                                      ----------------  --------------  --------------   --------------
Revenues                                             $       44,650    $            -  $       78,356   $            -
                                                      ----------------  --------------  --------------   --------------

Operating expenses
    Salaries                                                152,778                 -         265,274                -
    Professional services                                   317,456                 -         488,692                -
    Travel                                                   85,158                 -         117,533                -
    Occupancy and telecommunications                         25,888                 -          44,810                -
    Advertising                                              14,501                 -          23,436                -
    Depreciation and amortization                             5,198                 -           8,826                -
    Other                                                    76,278                 -         157,034                -
                                                      ----------------  --------------  --------------   --------------
                                                            677,257                 -       1,105,605                -
                                                      ----------------  --------------  --------------   --------------
           Loss before income taxes                        (632,607)                -      (1,027,249)               -

Income taxes                                                      -                 -               -                -
                                                      ----------------  --------------  --------------   --------------

           NET LOSS                                  $     (632,607)   $            -  $   (1,027,249)  $            -
                                                      ================  ==============  ==============   ==============


Loss per common share
    Basic                                            $       (0.05)    $            -  $       (0.08)   $            -
    Diluted                                                  (0.05)                 -          (0.08)                -

Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                                13,271,079                 -      13,232,812                -
    Diluted                                              13,271,079                 -      13,232,812                -


See  accompanying  notes  to  condensed   financial statements.


                            Digital Commerce International, Inc. and Subsidiaries

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                               Six Months ended   Six Months ended
                                                                                  April 30,          April 30,
                                                                                     2000               1999
                                                                               ----------------   ----------------
                                                                                                      (Note C)
                                                                                                        >
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                               $   (1,027,249)    $            -
       Adjustments to reconcile net loss to net cash
         used in operating activities
           Depreciation and amortization                                               8,826                  -
           Loss on disposal of equipment                                                 444                  -
           Provision for doubtful accounts                                             3,000                  -
           Changes in assets and liabilities
              Restricted cash                                                       (401,708)                 -
              Accounts receivable                                                    112,161                  -
              Security deposits and non-marketable securities                       (105,000)                 -
              Trade accounts payable                                                 (14,805)                 -
              Accrued liabilities                                                     21,316                  -
                                                                               ----------------   ----------------

                  Total adjustments                                                 (375,766)                 -

                                                                               ----------------   ----------------

                  Net cash used in operating activities                           (1,403,015)                 -
                                                                               ----------------   ----------------

    Net cash flows used in investing activities
       Purchase of equipment                                                         (40,512)                 -
                                                                               ----------------   ----------------

    Net cash flows from financing activities
       Proceeds from issuance of common stock                                        756,000                  -
       Net increase in non-interest bearing deposits                                 401,708                  -
                                                                               ----------------   ----------------
                  Net cash provided by financing activities                        1,157,708                  -
                                                                               ----------------   ----------------

                  Net decrease in cash                                              (285,819)                 -

Cash at beginning of period                                                          430,803                  -
                                                                               ----------------   ----------------

Cash at end of period                                                         $      144,984     $            -
                                                                               ================   ================






See  accompanying  notes  to  condensed   financial statements.
                                        5

              Digital Commerce International, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000


NOTE A - ACCOUNTING POLICIES

       The consolidated financial statements for the interim period ended April 30, 2000 have been prepared in accordance with the accounting policies described in the Company's Form 10-K. Management believes that the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim period.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. This report on Form 10-Q for the three months and six months ended April 30, 2000 and 1999 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the three months and six months ended April 30, 2000 may not be indicative of the results that may be expected for the year ending October 31, 2000.

NOTE C - BUSINESS ACTIVITY

        Digital Commerce International, Inc. (the Company) is a Delaware corporation that has been inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. and began operations. Therefore, no information is presented for the comparative three month and six periods ended April 30, 1999.


Note D - NET EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the three and six months ended April 30, 2000 computed as under BEPS.

Note D - NET EARNINGS (LOSS) PER SHARE - CONTINUED

       The following data show the shares used in computing loss per common share including dilutive potential common stock:

                                                                       Three Months               Six Months
                                                                           ended                    ended
                                                                      April 30, 2000            April 30, 2000
           Common shares outstanding during the
              entire period                                             13,271,079                12,967,500
           Net weighted average common shares paid
              for / issued during the period                              -                        265,312
           Weighted-average number of common
              shares used in basic EPS                                  13,271,079                13,232,812
           Dilutive effect of options                                     -                         -
           Weighted-average number of common
              shares and dilutive potential common                      13,271,079                13,232,812
              stock used in diluted EPS
           --------------------------------------------------------------------------------------------------------

Note E - BUSINESS SEGMENTS

       The Company had two reportable segments for the three months and the six months ended April 30, 2000, namely processing services and financial services. The Company evaluates performance of each segment based on earnings or loss from operations. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of management and utilities.

       For the three months ended April 30, 2000:

                                                    Processing         Financial                       Consolidated
                                                     services          services        Corporate         balance
                                                -----------------   --------------   -------------   ---------------
         Revenues                              $      35,581       $    6,548       $     2,521     $      44,650
         Operating expenses                          (41,990)         (85,468)         (549,799)         (677,257)
                                                -----------------   --------------   -------------   ---------------
           Net loss                            $      (6,409)      $  (78,920)      $  (547,278)     $   (632,607)
                                                =================   ==============   =============   ===============

Digital Commerce International, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000

Note E - BUSINESS SEGMENTS - CONTINUED

       For the six months ended April 30, 2000:

                                                 Processing         Financial                       Consolidated
                                                  services          services        Corporate         balance
                                             -----------------   --------------   -------------   ---------------
         Revenues                           $     69,287       $     6,548       $    2,521      $      78,356
         Operating expenses                      (77,557)         (114,567)        (913,481)        (1,105,605)
                                             -----------------   --------------   -------------   ---------------
           Net loss                         $     (8,270)      $  (108,019)      $ (910,960)     $  (1,027,249)
                                             =================   ==============   =============   ===============

       Identifiable assets

                                                    Processing      Financial                     Consolidated
                                                     services       services       Corporate        balance
                                                   ------------   ------------   ------------   ---------------

          Current assets                          $      4,265   $    476,393   $    222,917   $       703,575
          Non-current assets                           211,086        103,731         45,608           360,425
                                                   ------------   ------------   ------------   ---------------
             Total assets                         $    215,351   $    580,124   $    268,525   $     1,064,000
                                                   ============   ============   ============   ===============


NOTE F - RECAPITALIZATION

       On June 15, 1999 the Company  acquired  Digital  Commerce Inc.  (DCI),  a
       Nevis Corporation based in Vancouver, Canada. DCI was acquired through the issuance of 5,000,000 shares of the Company's common stock and the contemplated issuance of 500,000 shares of the Company's preferred stock to the shareholders of DCI in exchange for all of the outstanding common stock of DCI. The designation of the rights and preferences of the preferred stock had been approved by the board of directors and shareholders, but the Company had not amended its Certificate of Incorporation to reflect such designations and rights. On February 25, 2000, the Company's board of directors, with the approval of the former shareholders of DCI, decided not to issue the preferred shares.

Digital Commerce International, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 April 30, 2000



NOTE G - COMMON STOCK & ADDITIONAL PAID IN CAPITAL

       During the six months ended April 30, 2000, the Company completed two private placements of common stock. One private placement consisted of 200,000 shares for total proceeds of $500,000. Another private placement consisted of 83,666 shares raising a total of $256,000. In connection with each of these isolated issuances of our securities, each purchaser of those securities represented and warranted to us that it (i) was aware that the securities had not been registered under federal securities laws; (ii) acquired the securities for its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer; and (v) was aware that there was no public market for the securities. Management believes that, in light of the foregoing, and in light of the sophisticated nature of each of the acquirers, the sale of such securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemption provided under Section 4(2) and Regulation S of the Securities Act, and the rules and regulations promulgated thereunder.

NOTE H - CONTINGENCIES

       The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements increase from $250,000 in the first year to $450,000 annually over five years. The agreements are exclusive of bonuses, benefits, and other compensation. The compensation contemplated by these agreements is subject to the satisfaction of certain conditions, including the effective date of an offering of the Company pursuant to which the Company receives funds totaling $20,000,000 or the attainment of a Company market capitalization of $150,000,000. Until the satisfaction of either of these two conditions, the modified salary for each officer is $10,000 per month with a deferral of the remaining balance until the underwriting or market capitalization occur. As at April 30, 2000 the potential deferred salary is $217,000.

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

Overview

       The Company is engaged in the business of transaction processing for e-commerce merchants and the provision of other e-commerce enabling solutions, with an emphasis on Internet-based financial services. The Company was incorporated in July 1982 as Systems Assurance Corporation. From October 31, 1999 through June 15, 1999, the Company did not conduct any active business operations, but pursued business opportunities to merge with or acquire other businesses. On June 15, 1999, the Company entered into an agreement for the acquisition of all the outstanding capital securities of Digital Commerce Inc., a banking and financial services organization. As a result of the acquisition, Digital Commerce Inc. became the Company's wholly-owned subsidiary and the former shareholders of Digital Commerce Inc. became the Company's majority shareholders. At that time, the Company was renamed from Systems Assurance Corporation to Digital Commerce International, Inc.

       Since June 15, 1999, all of the Company's revenue has been primarily derived from fees and commissions charged on the establishment and setup of new merchant accounts and the transaction processing volume generated by these merchants.

       For the quarter ended April 30, 2000, the majority of our revenues resulted from commissions received in our capacity as a sales agent for an organization engaged in credit card transaction processing. Revenues totaled $44,650 while the net loss incurred was $632,607. Our accumulated deficit was $1,579,068 as at April 30, 2000.

Results of Operations

       Revenue. Revenue for the three months ended April 30, 2000 was $44,650. These revenues can be attributed to commissions earned from our role as a sales agent for an independent sales organization engaged in the processing of credit card transactions for international merchants.

       General and Administrative Expenses. General and administrative expenses for the three months ended April 30, 2000 totaled $677,257. General and administrative expenses for the three months were comprised primarily of compensation for a staff complement of 13, fees for outside professionals including lawyers and accountants and other overhead costs, including travel and entertainment expenses. The Company's general and administrative have increased in each quarter since the Company's acquisition of Digital Commerce Inc. in June 1999. The Company believes that it's general and administrative and operating expenses will continue to increase in the future as the company continues to develop, implement, and deploy its services and operations.

Liquidity and Capital Resources

       Since June 1999, the Company financed its operations primarily through private placements of its common stock. At April 30, 2000, the Company had $144,984 in cash, excluding deposits held in customer accounts. The Company has no debt facilities.

       The Company has no material commitments, other than those employment agreements described in Note H to the consolidated financial statements and an operating lease of premises that commenced May 1, 2000 for a term of five years with an annual commitment of approximately $80,000. The
       Company hopes to realize an increase in its working capital, and anticipates a substantial increase in its capital expenditures due to the anticipated expansion of its business units, in fiscal year 2000.

       Net cash used in operating activities during the quarter ended April 30, 2000 was $1,403,015. The Company's principal uses of cash were to fund its net loss from operations and to finance the increases in receivables.

       Net  cash  used  in  investing   activities  consisted  of  $40,512  paid
       principally for acquisition of capital assets.

       Net cash provided by financing activities was $1,157,708 of which $756,000 derived from private placements of restricted common stock.

       The Company's future success is dependant upon the Company securing additional capital to fund operations. The Company may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing will be available to the Company in amounts or on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       At present our operations are limited to North America and the Caribbean and hence our exposure to currency fluctuations is limited. The Company does not have any hedges against either currency or interest rate fluctuations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) The following exhibits are filed with this report.

      27     Financial Data Schedule

      (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIGITAL COMMERCE INTERNATIONAL,INC.

Date:  June 14, 2000

                                     /s/ Michael Y. H. Kang
                                     -----------------------------------
                                     Michael Y. H. Kang
                                     Chairman, President and CEO

Date:  June 14, 2000

                                    /s/ Michael Greenberg,
                                    -------------------------------------
                                    Michael Greenberg
                                    Senior Vice President and CFO