Form 10-K/A
period 1999-10-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2000-08-31
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark one)
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999.

         Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to _______________ to ______________.

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

                  Title of Each Class                    Name of Each Exchange
                                                         On Which Registered

                          None                                   None

         Securities to be registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.001

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes[X] No ____, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

                                     Part I

Item 1.  Business.

         (a)      General.

         Digital  Commerce  International,  Inc. ("The  Company") is a financial services holding company. The Company engaged in two primary types of business activities during fiscal year 1999. First, it facilitated the issuance of a merchant number, an identification number given to a merchant by an acquiring bank which allows the merchant to accept credit card payments, to a company listed on the Nasdaq bulletin board. It generally takes between one to seven days to issue the merchant number, depending on the completeness of the application and the expected monthly credit card volume. As of October 31, 1999 we had performed this service for I-Crystal since then we have also performed this service for other companies including I-Shopper, Total I-Net, Grace Software, and Tona Slym. Second, the Company acted as a sales agent for an independent sales organization named Intercontinental Financial Services. In the future, the Company intends to provide a variety of banking, bankcard processing, and financial services through its wholly-owned, diversified internet operating subsidiaries.

         The  Company's   operations  are  conducted  through  its  wholly-owned
subsidiaries, including Digital Commerce Inc., Digital Commerce Bank Inc., Digital Commerce Merchant Services Inc., and Digital Commerce Canada Ltd.

          o Digital Commerce Bank Inc. During fiscal year 1999, Digital Commerce Bank Inc. acted as a sales agent for an independent sales organization named Intercontinental Financial Services. The Company hopes that in the future, Digital Commerce Bank Inc. will deliver international banking services through its Class I Offshore Banking Charter, which it has obtained from the government of Saint Vincent and the Grenadines. The Company intends for the bank to focus on the settlement of merchant accounts for international bankcard processing and private banking for high net worth individuals.

          o Digital Commerce Merchant Services Inc. Digital Commerce Merchant Services Inc. did not generate revenues in fiscal year 1999. However, Digital Commerce Merchant Services Inc. is now a registered Independent Sales Organization and Merchant Services Provider for Humboldt Bank. The Company anticipates that in the future, Digital Commerce Merchant Services Inc. will provide bankcard processing services to domestic and international merchants on behalf of United States and international acquiring banks.

          o Digital Commerce Inc. Digital Commerce Inc. acts as a sales agent for organizations engaged in the processing of credit card transactions for international merchants.

          o Digital Commerce Canada Ltd. Digital Commerce Canada Ltd., which did not generate revenues during fiscal year 1999, is the Company's technology development division. Through this division, the Company attempts to expand its technological capabilities through research and development. Digital Commerce Canada Ltd. also provides administrative services to the Digital Commerce International, Inc. group of companies.

         The Company hopes to provide United States and international clients with financial and banking services. To that end, the Company is currently pursuing the acquisition of a federal/state banking charter. While the Company cannot offer any assurance that the contemplated acquisition will be consummated, it expects to conclude this acquisition during fiscal year 2000.

         (b)      Corporate History

            The Company was incorporated in July, 1982, as Systems Assurance Corporation. From 1992 through June 15, 1999, the Company did not conduct any active business operations, but pursued business opportunities to merge with or acquire other businesses. On June 15, 1999, the Company entered into an agreement for the acquisition of all the outstanding capital securities of Digital Commerce Inc., a banking and financial services organization ("DCI") in exchange for 5,000,000 shares of the Company's common stock and 500,000 shares of the Company's convertible Class A preferred stock. (Preferred stock has been approved by the board of directors and shareholders, but the Company has not amended its Articles of Incorporation and the preferred shares have not been created and registered with the State of Delaware. The Company is in the process of having such shares registered.) As a result of the acquisition, Digital Commerce Inc. became the Company's wholly-owned subsidiary and the former shareholders of DCI became the Company's minority shareholders. At that time, the Company changed its name from Systems Assurance Corporation to Digital Commerce International Inc., and obtained a new CUSIP number and trading symbol
(THBK) for its common stock.

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

         (c)      Operations

         The Company is a developing company. In the future the Company hopes to provide a variety of banking and financial services through its wholly-owned, diversified internet operating subsidiaries. Such services shall include, the issuance of merchant accounts, the issuance of business bank accounts, and online bank account management. The Company's banking functions will be offered in conjunction with a registered U.S. Bank while its other operations are conducted through its wholly-owned subsidiaries, including through Digital Commerce Bank Inc., Digital Commerce Merchant Services Inc, Digital Commerce Inc., and Digital Commerce Canada Ltd.

         Digital Commerce Bank Inc.

         Digital Commerce Bank Inc. ("DCB"), one of the Company's wholly-owned subsidiaries, was incorporated on August 19th, 1999 in the country of Saint Vincent and the Grenadines, where it is based. Digital Commerce Bank, Inc. was incorporated as a subsidiary of Digital Commerce International, Inc. ("DCII") and operates as a wholly-owned subsidiary of the Company. DCB was granted a Class I Offshore Banking License by Saint Vincent and the Grenadines on August 23rd, 1999. The Class I Offshore Banking License that was granted to us by the government of Saint Vincent and the Grenadines is permanent as long as we meet certain requirements and regulations as defined by the government of the Saint Vincent and the Grenadines. Under the conditions of the licensing agreement, Digital Commerce Bank, Inc. was required to post a security deposit in the amount of $100,000 with the Government of Saint Vincent. The deposit remains an asset of DCB, to be released only upon cancellation or surrender of the license. The deposit is held by the International Finance Authority of Saint Vincent in an interest bearing account to the benefit of DCB.

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

We currently have four key "strategic relationships." The first is with Humboldt Bank of Eureka to facilitate the issuance of merchant accounts. The second is with First National Bank of Omaha to facilitate the issuance of merchant accounts. The third is with En-Cynk Services to facilitate online payment processing via a payment gateway. The fourth is with Planet Payment to facilitate multi-currency payment and settlement for merchants globally.

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

         (d)  Operations

Currently, the Company acts as an Independent Sales Agent for Intercontinental Financial Services and provides third-party, on-line, real time processing for international merchants. In the U.S., the Company is a registered ISO for Humboldt bank of Eureka, California, and with First National Bank of Omaha of Omaha, Nebraska. Together with Humboldt, FNBO and its third-party providers, the Company is able to offer U.S. online merchants solutions to the challenges of e-commerce transaction processing. Upon completion of the initial phases of its operation, the Company believes that its control over third-party providers will increase, time-to-delivery will improve, and its operating margins will widen; however, all of this will be transparent to the Company's merchant-customers. For them, the key benefits of the Company's anticipated services may include:

          o Fast time-to-market. The Company's third-parties' services and technical support may enable online merchants to begin processing transactions without lengthy or costly integration efforts. The Company is able to do this by combining such services as a merchant account, an internet payment gateway, and a bank account, thus simplifying the process for the merchant. Services are invoked by a single common interface, installed on a merchant's commerce server. Typically, new merchants can be approved, have their software installed, and be operating online, generating revenues in as little as 72 hours from the time that their completed applications are received.

          o Access to comprehensive suite of services. The Company may be able to deliver to merchants on-demand, online access to services that address a broad spectrum of e-commerce transaction processing issues related to global payment processing, fraud prevention, tax calculation, export compliance, delivery address verification, and fulfillment management.

          o Simplify the Merchant's Operations. The Company hopes to provide a suite of e-commerce transaction services designed to simplify merchants' operations and allow them to focus on marketing and merchandising tasks required for their online businesses. Many of the Company's services are designed to add value without drawing attention to the mechanics of the provision of that specific service.

          o Global reach. The Company hopes to obtain access to third-parties' services used by merchants in many countries around the globe. Through them, the Company hopes to obtain access to an established network of virtual network access points in various countries on multiple continents including Europe, Asia, South America and Australia. In addition, the Company hopes to be able to support over 100 currencies and provide sales tax/VAT calculations for all United States jurisdictions, Canadian provinces and all countries in the European Union.

          o Reduced overall costs. The Company hopes that its services will enable merchants to effectively process online transactions without the cost of developing and maintaining their own complex transaction processing systems and infrastructure.

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

         (e)      Future Marketing Strategies

            The Company hopes to employ a multifaceted marketing strategy to aggressively market its products and services to both domestic and international markets. Our marketing strategy will include the following: acquisition of merchant portfolios from an independent sales organization; establishing an internal business development/sales staff; building relationships with acquiring banks that will have the ability to resale our services; and building relationships with various Internet Service Providers (web hosting companies, application service providers, etc.) that will resale our services. The Company expects its revenue-generating products and services to include online retail, commercial, and private banking services, as well as merchant services. This strategy will utilize the internet platform as its primary means of integrating and marketing these offerings.

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

            The Company considers its ongoing attempts to develop and provide complimentary services such as those described above to be an important to its future growth. We anticipate that these services shall include loyalty programs, customer relationship management services, intra-sector comparison sales reporting tools, online banking, online shopping portal, registration in multiple portals, micropayment, recurring billing, and alternative forms of payment such as debit card, smart card, and e-check. The Company further anticipates that such services, if the Company is able to provide them, will help build customer loyalty, web site traffic, and help grow its database of subscribers, which will be integrated into its direct marketing efforts.

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

Our key business is in facilitating payment processing over the Internet. Businesses that supply the technology to facilitate payment processing over the Internet are known as Payment Gateways. Payment Gateways are our closest direct competitors and we estimate that there are between 50-70 of them in the United States. These payment gateways generally fall into three categories. First, those who process credit cards over the Internet. Second, those who issue Merchant Accounts (via a relationship with a Bank) and process credit cards over the Internet. Third, those who process alternative forms of payment over the Internet (e.g., electronic check). Our business model is based on aggregating all the financial & payment needs of merchants plus providing additional value added services. Specifically, we will issue Merchant Accounts, process credit cards over the Internet, process alternative forms of payment over the Internet, as well as provide various banking services (via a yet to be negotiated banking alliance). These banking services will include online banking, multicurrency payment and settlement, and integrated financial statements. Other value added services will include loyalty program, customer relationship managment programs, and access to a shopping portal.

In summary, our current business consists of issuing merchant accounts and processing credit cards over the Internet. In this, we currently do not have an advantage over many of our competitors. However, no company that we know of presently aggregates or has the intention to aggregate the products and services that are outlined above. We are working aggresively to aggregate the named products and services for merchants and our competitive advantage will become apparent as we accomplish this


Item 2.  Description of Properties

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

         Management believes that the combination of revenues and capital contributions will be sufficient to fund operations for the upcoming fiscal year. To the extent that the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amounts or on terms acceptable to us. If the Company is unable to secure additional financing, our operating will be adversely affected and are likelihood of success could be significantly impaired.

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

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

The Directors and Stockholders of
Digital Commerce International, Inc.


         We have audited the accompanying consolidated balance sheet of Digital Commerce International, Inc. and Subsidiaries as of October 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 17, 1998 (inception) through October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Commerce International, Inc. and Subsidiaries as of October 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the period from November 17, 1998 (inception) through October 31, 1999, in conformity with generally accepted accounting principles.

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


              Digital Commerce International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

      For the period November 17, 1998 (inception) through October 31, 1999

Revenues                                                                                                $    255,042

Operating expenses

    Salaries                                                                              $   198,654
    Professional services                                                                     195,425
    Travel                                                                                     97,842
    Licensing fees                                                                             92,300
    Occupancy and telecommunications                                                           50,230
    Advertising                                                                                21,919
    Depreciation and amortization                                                              15,873
    Website                                                                                    11,691
    Other                                                                                     122,928        806,861
                                                                                           -----------   ------------
             Loss before income taxes                                                                       (551,819)

Income taxes (Note F)                                                                                              -
                                                                                                         ------------
             NET LOSS                                                                                   $   (551,819)
                                                                                                         ============

Loss per common share (Note D)
    Basic                                                                                               $      (0.06)
    Diluted                                                                                                    (0.06)

Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                                                                                  9,111,579
    Diluted                                                                                                9,111,579






         The accompanying notes are an integral part of this statement.


              Digital Commerce International, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

   For the period from November 17, 1998 (inception) through October 31, 1999




                                                         Common stock            Additional
                                                  -------------------------       paid-in      Accumulated
                                                     Number         Amount        capital         deficit         Total
                                                  ------------    ---------    ------------   --------------   ----------
Balance at November 17, 1998 (inception)                    10   $       -    $       371    $           -    $      371

Recapitalization of Company (Note B)                11,739,990      11,740        (12,240)               -          (500)

Issuance of common stock for cash                    1,227,500       1,227      1,226,273                -     1,227,500

Net loss                                                     -           -              -         (551,819)     (551,819)
                                                  ------------    ---------    ------------   --------------   ----------

Balance at October 31, 1999                         12,967,500   $  12,967    $ 1,214,404    $    (551,819)   $  675,552
                                                  ============    =========    ============   ==============   ==========







         The accompanying notes are an integral part of this statement.

              Digital Commerce International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS

   For the period from November 17, 1998 (inception) through October 31, 1999


Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                 $   (551,819)
       Adjustments to reconcile net loss to net cash
         used in operating activities
             Depreciation and amortization                            15,873
             Changes in assets and liabilities
              Accounts receivable                                   (253,457)
              Receivable from shareholders                           (18,587)
              Deposits                                              (203,731)
              Accounts payable                                       168,972
              Accrued liabilities                                     73,587
                                                                -------------
                  Total adjustments                                 (217,343)
                                                                -------------

                  Net cash used in
                    operating activities                            (769,162)

    Net cash flows from investing activities -
       Purchase of property and equipment                            (27,535)

    Cash flows from financing activities
       Proceeds from issuance of common stock                      1,227,500
                                                                -------------
                  Net increase in cash                               430,803

Cash at beginning of period                                                -
                                                                -------------
Cash at end of period                                           $    430,803
                                                                =============

Supplemental disclosures of cash flow information

    The Company did not pay interest expense or income taxes during 1999.

Noncash investing and financing activities

    On June 15, 1999, the Company acquired Digital Commerce, Inc. in a transaction accounted for as a reverse acquisition (Note B).





         The accompanying notes are an integral part of this statement.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.       Organization and business activity

                  Digital Commerce International Inc. (the Company) is a Delaware corporation that has been inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. This acquisition was accounted for as a reverse acquisition (Note B). The Company is headquartered in Vancouver, Canada and currently processes credit card transactions. One subsidiary, Digital Commerce Bank, Inc., holds a class I banking license in St. Vincent and the Grenadines.

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

NOTE B - RECAPITALIZATION

       In June 1999 the Company changed its name from Systems Assurance Corporation to Digital Commerce International Inc. On June 15, 1999 the Company acquired Digital Commerce Inc. (DCI), a Nevis Corporation based in Vancouver, Canada. DCI was originally formed on November 17, 1998. DCI was acquired through the issuance of 5,000,000 shares of the Company's common stock and 500,000 shares of the Company's preferred stock to the shareholders of DCI in exchange for all of the outstanding common stock of DCI. Preferred stock has been approved by the board of directors and shareholders, but the Company has not amended its Articles of
       Incorporation and the preferred shares have not been created and registered with the State of Delaware. The acquisition agreement indicates that each preferred share will carry 10 votes at shareholder meetings, and will have the same rights to dividends and other distributions as a common share. Once the Company has achieved gross transaction volume of $240 million (the "Trigger Event"), each preferred share will be convertible at the option of its holder into 10 common shares. The conversion right will expire if the "Trigger Event" has not occurred by the end of the Company's second complete fiscal year following the acquisition.

       Upon issuance of the preferred stock, certain reclassifications may be made within the stockholders' equity section to reflect the terms of the preferred stock issued.

       The combination of Digital Commerce International Inc. and Digital Commerce Inc. was recorded as a reverse acquisition of Digital Commerce International Inc. As such, the historical financial statements of Digital Commerce, Inc., the accounting acquirer, are presented. After the reverse acquisition there were - 11,740,000 shares of common stock outstanding with approximately 57 percent of those shares being held by former stockholders of the Company.

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


NOTE D - LOSS PER COMMON SHARE

                  The following data show the shares used in computing loss per common share including dilutive potential common stock.

           Common shares outstanding during the entire period                                 6,740,010
           Weighted-average common shares issued during the period                            2,371,569
                                                                                       -----------------
           Weighted-average number of common  shares used in basic EPS                        9,111,579

           Dilutive effect of options                                                                 -
                                                                                       -----------------
           Weighted-average number of common shares and dilutive potential common
              stock used in diluted EPS                                                       9,111,579
                                                                                       =================

                  Shares from the exercise of the outstanding options (Note E) were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the period ended October 31, 1999.

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

       Net loss                           As reported           $  (551,819)
                                          Pro forma                (607,324)
       Loss per share - basic and
         diluted                          As reported                 (0.06)
                                          Pro forma                   (0.07)



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
                                                               =============


       A summary of the status of the options outstanding under the Company's stock option plan at October 31, 1999 is presented below:

                                                           Weighted-
                                                            average       Weighted-                   Weighted-
                                                           remaining       average                    average
                                               Number     contractual     exercise       Number       exercise
              Range of exercise prices      outstanding   life (years)      price     exercisable       price
                                           ------------   ------------   ----------   -----------   -----------

              $ 0.50                         1,420,000        1.69         $ 0.50         40,000       $ 0.50
                3.00                           110,000        1.69           3.00         43,600         3.00
                                           ------------                               -----------

              $ 0.50 - $3.00                 1,530,000                                    83,600
                                           ============                               ===========


NOTE F - INCOME TAXES

                  The Company has sustained a net operating loss in the period presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the period presented. The increase in the valuation allowance was $122,365 for the period ended October 31, 1999.

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

                  Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

        Computed tax benefit                                      $    (187,618)
        Foreign net operating losses with no current tax benefit         65,253
        Change in valuation allowance                                   122,365
                                                                   -------------

                                                                  $           -
                                                                   =============

           Deferred income tax assets and liabilities are as follows:

   Deferred tax assets

     Benefit of net operating loss carryforwards - U.S.          $      117,584
     Benefit of net operating loss carryforwards - Foreign               18,144
                                                                  --------------
                                                                        135,728

   Less valuation allowance                                            (135,728)
                                                                  --------------

   Net deferred tax asset (liability)                            $            -
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


NOTE H - BUSINESS SEGMENTS

               The Company has two reportable segments for the period ended October 31, 1999, namely processing services and banking services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of management and utilities.

                                                                    Processing       Banking      Consolidated
                                                                   services       services         balance
                                                                -------------   ------------   --------------

         Revenues                                              $     255,042   $         -    $      255,042
         Operating loss                                             (132,028)   (45,947)            (177,975)
         Administration expense                                            -    -                   (373,844)
                                                                                               --------------
                                                                                               --------------

             Net loss                                                                         $     (551,819)
                                                                                               ==============


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

                                                        Individual Grants

                                          ----------------------------------------------

                                                                                           Potential Realizable
                                                                                          Value at Assumed Annual
                             Number of     Percent of Total                            Rate of Stock Appreciation
                            Securities         Options                                              for
                            Underlying         Granted        Exercise                         Option Term(3)
           Name               Options      to Employees in   Price Per       Expiration
                            Granted (#)     Fiscal Year(1)    Share(2)          Date              5%($)   10%($)
-------------------------- ---------------- ---------------- ------------- ------------- ------------- -------------

Michael Y H Kang           575,000          37.58%              $.50       June 18, 2009,  $223,003      $302,257
-------------------------- ---------------- ---------------- ------------- ------------- ------------- -------------
John W Combs               575,000          37.58%              $.50       June 18, 2009   $223,003      $302,257
-------------------------- ---------------- ---------------- ------------- ------------- ------------- -------------

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

                                             Number of Securities                     Value of Unexercised
                                            Underlying Unexercised                        In-the-Money
                                                  Options at                               Options at
                                              Fiscal Year-End (#)                       Fiscal Year-End1
                                   -----------------------------------------------------------------------------------
               Name                     Exercisable        Unexercisable         Exercisable        Unexercisable
           Michael Kang                     0                 575,000                 0               $5,534,375
            John Combs                      0                 575,000                 0               $5,534,375

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


Title of Class         Name of Beneficial Owner        Amount and Nature of     Percent of Class
                                                         Beneficial Owner
Common            John W Combs(1)                            1,845,000               14.22%
                  815 Hornby Street, Suite 404
                  Vancouver, British Columbia V62
                  286

Common            Michael Y H Kang(2)                        1,845,000               14.22%
                  815 Hornby Street, Suite 404
                  Vancouver, British Columbia V62
                  286

(1) Includes 1,845,000 shares held by West Point Asset Management Ltd for the benefit of Mr. Combs and his family.

(2) Includes 1,845,000 shares held byRaging Bull Asset Management Ltd for the benefit of Mr. Kang and his family.


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

                                     Part IV

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

3.8            Certificate of Change of Location of Registered Office and/or Registered Agent of Systems
                     Assurance Corporation

4.1            Certificate Establishing and Designating the Rights, Preferences and Restrictions of Series
                     A Preferred Stock of Digital Commerce, Inc.
10.1           Certificate of Ownership and Merger Merging EZ Data, Inc. into EZ Data Systems, Inc.
10.2           Certificate of Ownership and Merger Merging Systems Assurance Corporation into Unidata
                     Systems, Inc..
10.3           Acquisition Agreement by and between Assurance Corporation and Digital Commerce, Inc.
10.4           1999 Stock Option Plan
10.5           Employment Agreement with Michael Kang
10.6           Employment Agreement with John W. Combs
10.7           Humboldt Bank Independent Sales Organization (ISO) Agreement
21.1           Subsidiaries of the Registrant
27.1           Financial Data Schedule

         (d)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended October 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Digital Commerce International, Inc.



August ___, 2000              By:  /s/ Michael Y H Kang
                                 -------------------------------------
                                 Michael Y H Kang
                                 Chairman and Chief Executive Officer

                              Digital Commerce International, Inc.



August ___, 2000              By:  /s/ John W. Combs
                                 --------------------------------------
                                 John W. Combs
                                 Director and Executive Vice President,
                                 Principal Financial Officer


                                    DIRECTORS



August ___, 2000              By:  /s/ Michael Y H Kang
                                 ---------------------------------------
                                 Michael Y H Kang



August ___, 2000              By:  /s/ John W. Combs
                                 ---------------------------------------
                                 John W. Combs