Form 10-Q
period 2000-07-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2000-09-14
CIK 705581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      DIGITAL COMMERCE INTERNATIONAL, INC.


For the quarter ended July 31, 2000            Commission file number 0-011228
                      -------------                                   --------


             Delaware                                            02-0337028
      ---------------------                                      ----------
  (State or other jurisdiction of            (I.R.S. Employer Identification No)
  incorporation or organization)


4049 Highland Drive
Salt Lake City, Utah                                 84124--1667
---------------------                               -----------
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

         As of August 7, 2000, the number of shares outstanding of the registrant's only class of common stock was 13,271,079 .
                                            ----------


                                Table of Contents
                                                                                                          Page

PART I - FINANCIAL INFORMATION
Item 1   Condensed Consolidated Financial Statements

                  Balance Sheets as of July 31, 2000 (unaudited) and October 31, 1999                        3

                  Statements of Operations  for the Three Months and Nine Months Ended
                  July 31, 2000 (unaudited) and 1999 (unaudited)                                             4

                  Statements  of Cash Flows for the Nine  Months  ended July 31,  2000
                  (unaudited) and 1999 (unaudited)                                                           5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                           6

Item 2     Managements  Discussion  and Analysis of Financial  Condition  and Results of
           Operation                                                                                        10

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                       12



PART II - OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                                          12

Signatures                                                                                                  13

Exhibit 27        Financial Data Schedule                                                                   14




                            Digital Commerce International, Inc. and Subsidiaries

                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          July 31,       October 31,
                                                                                            2000            1999
                                                                                       --------------   -------------
                                                                                        (Unaudited)
CURRENT ASSETS
    Cash                                                                              $       11,857   $      430,803
    Receivables (net of allowance for doubtful accounts of $22,233 and $0 at July 31, 2000 and October 31, 1999 respectively)
       Trade                                                                                  39,286          244,358
       Other                                                                                  52,972            9,099
       Shareholders                                                                           36,218           18,587
                                                                                       --------------   -------------
           Total current assets                                                              140,333          702,847

FURNITURE, FIXTURES, AND EQUIPMENT, AT COST                                                   54,298           27,535
    Less accumulated depreciation                                                            (14,904)          (7,083)
                                                                                       --------------   -------------
                                                                                              39,394           20,452

SECURITY DEPOSITS AND NON-MARKETABLE SECURITIES                                              308,731          203,731
                                                                                       --------------   -------------

                                                                                      $      488,458   $      927,030
                                                                                       ==============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Trade accounts payable                                                            $      212,840  $      177,891
    Accrued liabilities                                                                       77,731          73,587
    Notes payable and other borrowings                                                       300,000               -
                                                                                       --------------   --------------
           Total current liabilities                                                         590,571         251,478

COMMITMENTS AND CONTINGENCIES (Note H)                                                             -               -

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value; 30,000,000 shares
      authorized, 13,271,079 and 12,967,500 shares issued
      and outstanding in 2000 and 1999, respectively                                          13,271          12,967
    Additional paid-in capital                                                             1,970,100       1,214,404
    Accumulated deficit                                                                   (2,085,484)       (551,819)
                                                                                       --------------   --------------
           Total stockholders' equity                                                       (102,113)        675,552
                                                                                       --------------   --------------
                                                                                      $      488,458  $      927,030
                                                                                       ==============   ==============



         See accompanying notes to condensed financial statements.



                            Digital Commerce International, Inc. and Subsidiaries

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                                             Three months ended                Nine months ended
                                                                  July 31,                          July 31,
                                                      --------------------------------  -------------------------------
                                                            2000             1999            2000             1999
                                                                           (Note C)                         (Note C)
                                                      ----------------  --------------  --------------   --------------
Revenues                                             $       35,072    $            -  $      113,428   $            -
                                                      ----------------  --------------  --------------   --------------
Operating expenses

    Salaries                                                391,710                 -         718,984                -
    Professional services                                    39,761                 -         466,453                -
    Travel                                                   37,260                 -         154,794                -
    Occupancy and telecommunications                         39,353                 -          84,163                -
    Advertising                                              10,000                 -          33,436                -
    Depreciation and amortization                             6,162                 -          14,969                -
    Other                                                    17,242                 -         174,294                -
                                                      ----------------  --------------  --------------   --------------

                                                            541,488                 -       1,647,093                -
                                                      ----------------  --------------  --------------   --------------
           Loss before income taxes                        (506,416)                -      (1,533,665)               -

Income taxes                                                      -                 -               -                -
                                                      ----------------  --------------  --------------   --------------

           NET LOSS                                  $     (506,416)   $            -  $   (1,533,665)  $            -
                                                      ================  ==============  ==============   ==============

Loss per common share
    Basic                                            $       (0.04)    $            -  $       (0.12)   $            -
    Diluted                                                  (0.04)                 -          (0.12)                -

Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                                13,271,079                 -      13,245,661                -
    Diluted                                              13,271,079                 -      13,245,661                -











              See  accompanying  notes  to  condensed   financial statements.



                            Digital Commerce International, Inc. and Subsidiaries

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (Unaudited)

                                                                                 Nine Months        Nine Months
                                                                                    ended              ended
                                                                                   July 31,           July 31,
                                                                                     2000               1999
                                                                               ----------------   ----------------
                                                                                                      (Note C)
Increase (decrease) in cash
    Cash flows from operating activities
       Net loss                                                               $   (1,533,665)    $            -
       Adjustments to reconcile net loss to net cash
         used in operating activities
           Depreciation and amortization                                              14,969                  -
           Loss on disposal of equipment                                               5,309                  -
           Changes in assets and liabilities
              Receivables                                                            143,568                  -
              Security deposits and non-marketable securities                       (105,000)                 -
              Trade accounts payable                                                  34,949                  -
              Accrued liabilities                                                      4,144                  -
                                                                               ----------------   ----------------
                  Total adjustments                                                   97,939                  -
                                                                               ----------------   ----------------

                  Net cash used in operating activities                           (1,435,726)                 -
                                                                               ----------------   ----------------

    Net cash flows used in investing activities
       Purchase of equipment                                                         (39,220)                 -
                                                                               ----------------   ----------------

    Net cash flows from financing activities
       Proceeds from issuance of common stock                                        756,000                  -
       Proceeds from notes payable and other borrowings                              313,514                  -
       Repayment of notes payable and other borrowings                               (13,514)                 -
                                                                               ----------------   ----------------
                  Net cash provided by financing activities                        1,056,000                  -
                                                                               ----------------   ----------------

                  Net decrease in cash                                              (418,946)                 -

Cash at beginning of period                                                          430,803                  -
                                                                               ----------------   ----------------
Cash at end of period                                                         $       11,857     $            -
                                                                               ================   ================









                             See  accompanying  notes  to  condensed   financial
statements.

              Digital Commerce International, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 31, 2000



NOTE A - ACCOUNTING POLICIES

       The consolidated financial statements for the interim period ended July 31, 2000 have been prepared in accordance with the accounting policies described in the Company's Form 10-K. Management believes that the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim period.

 NOTE B - UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. This report on Form 10-Q for the three months and nine months ended July 31, 2000 and 1999 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended October 31, 1999. The results of operations for the three months and nine months ended July 31, 2000 may not be indicative of the results that may be expected for the year ending October 31, 2000.

NOTE C - BUSINESS ACTIVITY

       Digital Commerce International, Inc. (the Company) is a Delaware corporation that was inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. However, there was no activity for the quarter or the nine months ended July 31, 1999. Therefore, no information is presented for the comparative three month and nine month periods ended July 31, 1999.

Note D - NET EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the three and nine months ended July 31, 2000 computed as under BEPS.

       The following data show the shares used in computing loss per common share including dilutive potential common stock:

                                               Three Months        Nine Months
                                                   ended              ended
                                               July 31, 2000      July 31, 2000
     Common shares outstanding during the
        entire period                           13,271,079         12,967,500
     Net weighted average common shares
        issued during the period                    -                 278,161
     Weighted-average number of common
        shares used in basic EPS                13,271,079         13,245,661

     Dilutive effect of options                     -                 -
     Weighted-average number of common
        shares and dilutive potential
        common stock used in diluted EPS        13,271,079         13,245,661
     ---------------------------------------------------------------------------


Note E - BUSINESS SEGMENTS

       The Company had two reportable segments for the three months and the nine months ended July 31, 2000, namely processing services and financial services. The Company evaluates performance of each segment based on earnings or loss from operations. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of management and utilities.

       For the three months ended July 31, 2000:



                                                 Processing         Financial                       Consolidated
                                                  services          services        Corporate         balance
                                             -----------------   --------------   -------------   ---------------
         Revenues                           $     34,520       $      -         $       552      $     35,072
         Operating expenses                      (17,543)           (64,387)       (459,558)         (541,488)
                                             -----------------   --------------   -------------   ---------------
             Net earnings (loss)            $     16,977       $    (64,387)    $  (459,006)     $   (506,416)
                                             =================   ==============   =============   ===============



       For the nine months ended July 31, 2000:

                                                 Processing         Financial                       Consolidated
                                                  services          services        Corporate         balance
                                             -----------------   --------------   -------------   ---------------
         Revenues                            $    103,807       $    6,548       $     3,073     $     113,428
         Operating expenses                       (95,100)        (178,954)       (1,373,039)       (1,647,093)
                                             -----------------   --------------   -------------   ---------------
                                             $      8,707       $ (172,406)      $(1,369,966)    $  (1,533,665)
             Net earnings (loss)             =================   ==============   =============   ===============

       Identifiable assets
                                                    Processing      Financial                     Consolidated
                                                     services       services       Corporate        balance
                                                   ------------   ------------   ------------   ---------------
          Current assets                          $      1,107   $     40,625   $     98,601   $       140,333
          Non-current assets                           206,348        103,731         38,046           348,125
                                                   ------------   ------------   ------------   ---------------
             Total assets                         $    207,455   $    144,356   $    136,647   $       488,458
                                                   ============   ============   ============   ===============


NOTE F - RECAPITALIZATION

       On June 15, 1999 the Company  acquired  Digital  Commerce Inc.  (DCI),  a
       Nevis Corporation based in Vancouver, Canada. DCI was acquired through the issuance of 5,000,000 shares of the Company's common stock.

NOTE G - COMMON STOCK & ADDITIONAL PAID IN CAPITAL

       During the nine months ended July 31, 2000, the Company completed two private placements of common stock. One private placement consisted of 200,000 shares for total proceeds of $500,000. Another private placement consisted of 83,666 shares raising a total of $256,000. In connection with each of these isolated issuances of our securities, each purchaser of those securities represented and warranted to the Company that it (i) was aware that the securities had not been registered under federal securities laws; (ii) acquired the securities for its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws; (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer; and (v) was aware that there was no public market for the securities. Management believes that, in light of the foregoing, and in light of the sophisticated nature of each of the acquirers, the sale of such securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemption provided under Section 4(2) and Regulation S of the Securities Act, and the rules and regulations promulgated thereunder.

NOTE H - CONTINGENCIES

       The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements increase from $250,000 in the first year to $450,000 annually over five years. The agreements are exclusive of bonuses, benefits, and other compensation. The compensation contemplated by these agreements is subject to the satisfaction of certain conditions, including the effective date of a public offering of the Company's common stock pursuant to which the Company receives funds totaling $20,000,000 or the attainment of a Company market capitalization of $150,000,000. Until the satisfaction of either of these two conditions, the modified salary for each officer is $10,000 per month with a deferral of the remaining balance until the underwriting or market capitalization occur. As of July 31, 2000 the potential deferred salary is $307,000.

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

Overview

       The Company is engaged in the business of transaction processing for e-commerce merchants and the provision of other e-commerce enabling solutions, with an emphasis on Internet-based financial services. Since June 15, 1999, the Company has focused its capital resources on the development of its electronic payment processing technologies and the hiring of key personnel. With this technology, the Company expects to deliver an array of payment processing and integrated financial services. The Company was incorporated in July 1982 as Systems Assurance Corporation. From October 31, 1991 through June 15, 1999, the Company did not conduct any active business operations, but pursued business opportunities to merge with or acquire other businesses. On June 15, 1999, the Company entered into an agreement for the acquisition of all the outstanding capital securities of Digital Commerce Inc., a banking and financial services organization. As a result of the acquisition, Digital Commerce Inc. became the Company's wholly-owned subsidiary and the former shareholders of Digital Commerce Inc. became the Company's majority shareholders. At that time, the Company was renamed Digital Commerce International, Inc.

       Since June 15, 1999, the Company's revenue has been primarily derived from fees and commissions charged on the establishment and setup of new merchant accounts and the transaction processing volume generated by these merchants.

       For the quarter ended July 31, 2000, the majority of our revenues resulted from commissions received in our capacity as a sales agent for an independent sales organization engaged in credit card transaction processing for international merchants. Revenues totaled $35,072 while the net loss incurred was $506,416. Our accumulated deficit was $2,085,484 as at July 31, 2000.

 Results of Operations

       Revenue. Revenue for the three months ended July 31, 2000 was $35,072. These revenues can be attributed to commissions earned from our role as a sales agent for an independent sales organization engaged in the processing of credit card transactions for international merchants.

       General and Administrative Expenses. General and administrative expenses for the three months ended July 31, 2000 totaled $541,488. General and administrative expenses for the three months were comprised primarily of compensation for a staff complement of 13, fees for outside professionals including attorneys and accountants and other overhead costs, including travel and entertainment expenses. During the quarter the Company made several changes to reduce general and administrative expenses including reducing headcount and consulting expenses. The benefit of these changes will be evident in the fourth quarter of the year ending October 31, 2000. The Company believes that it's general and administrative and operating expenses will continue to increase in the future as the company continues to develop, implement, and deploy its services and operations. However the Company has implemented procedures to ensure that this growth occurs in a controlled manner.

Liquidity and Capital Resources

       Since June 1999, the Company has financed its operations primarily through private placements of its common stock. At July 31, 2000, the Company had $11,857 in cash.

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

       Net cash used in operating activities during the nine months ended July 31, 2000 was $1,435,726. The Company's principal uses of cash were to fund its net loss from operations and to finance the increases in security deposits and non-marketable securities.

       Net  cash  used  in  investing   activities  consisted  of  $39,220  paid
       principally for acquisition of equipment.

       Net cash provided by financing activities was $1,056,000 of which $756,000 was derived from private placements of restricted common stock. The remainder was derived from other notes payable and borrowings from stockholders.

       The Company's future success is dependant upon the Company securing additional capital to fund operations. The Company may sell additional common stock through purchase plan, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing will be available to the Company in amounts or on terms acceptable to us.

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

                             DIGITAL COMMERCE INTERNATIONAL,INC.

Date:  XXXXXX, 2000


                             /s/ Michael Y. H. Kang
                             -----------------------
                              Michael Y. H. Kang
                              Chairman, President and CEO