Form 10-K
period 2000-10-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2001-03-26
CIK 705581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000.

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

           300 - 1199 West Hastings Street,
             Vancouver, British Columbia                    V6E 3T5
       (Address of principal executive office)             (Zip Code)

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

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing: $10,117,816.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 13,312,916.

                                     Part I

         Throughout this report, we refer to Digital Commerce International, Inc., together with its subsidiaries, as "we," "us," or "the Company."

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. THESE STATEMENTS RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS MAY, WILL, SHOULD, EXPECT, PLAN, INTEND, ANTICIPATE, BELIEVE, ESTIMATE, PREDICT, POTENTIAL OR CONTINUE, THE NEGATIVE OF SUCH TERMS OR OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING THE RISKS OUTLINED IN THE "FACTORS AFFECTING OPERATING RESULTS, OUR BUSINESS AND OUR STOCK PRICE" BELOW. THESE FACTORS MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT.

         ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER WE NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THE FORWARD-LOOKING STATEMENTS. WE ARE UNDER NO DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS OR TO CHANGES IN OUR EXPECTATIONS.

Item 1            Business


         Digital Commerce International, Inc. is an e-commerce infrastructure company, specializing in the aggregation and vertical integration of critical e-business components. We provide our merchant clients, primarily small to mid sized businesses, with end-to-end solutions to create and manage their e-business. Our products and services are designed to serve merchants in four critical areas of their e-business: e-commerce enabling, Internet banking, marketing and business intelligence. Features of the categories include the following:

         o Enabling, Payment Processing & Financial Services: Our products and services facilitate the issuance of merchant accounts to expedite credit card acceptance. We also provide an IP-based payment gateway with a virtual terminal, neural network based credit card fraud mitigation products, complete banking packages tailored for Internet merchants, online banking services, electronic bill payment services, multi-currency settlement technologies and cash management products.

         o Internet Storefront: We provide a template based website builder, website hosting, merchant accounts, web-based payment gateways and internet shopping carts.

         o        Marketing:   Our  marketing   services  include  placement  in
                  shopping portals and search engines, direct e-mail, loyalty programs and cross advertising.

         o Intelligence: We also provide customer relationship management tools, customer experience management services, advanced fraud scrubbing, data mining and analysis and research.

         Our products and services are either provided by us directly or by a partner third party software provider, specializing in these fields.

         Our operations are conducted primarily through our wholly owned subsidiaries. Primary concentration at this time is on the development of the merchant services division known as Digital Commerce Merchant Services Inc. Over the past year operations have been consolidated into one main office operated in Vancouver, British Columbia and an office operated in Salt Lake City, Utah. We intend to expand our operations into international markets through strategic relationships developed with banking and channel partners once our domestic operations have been developed satisfactorily. Subsidiaries have been established to accommodate this business and are poised for this activity. Our main subsidiaries include Digital Commerce Merchant Services, Inc., Digital Commerce Canada Ltd., and Digital Commerce Bank Inc.:

         We have revised our business plan and operations from the original concepts promulgated at our inception in June of 1999 due to market changes, regulatory barriers and migration from its under-performing divisions. This has allowed us to concentrate on the development and execution of the features listed above. We are a registered ISO (Independent Sales Organization) registered with Humboldt Bank and HSBC Bank USA through Total Merchant Services, which gives us the ability to effect the issuance of Merchant Identification Numbers (MIDS) to our merchant clients, allowing our clients to accept credit card payments for sales through their business.

         We had planned to directly provide our US domestic and international clients with full banking services within fiscal 2000. This was to have been provided through the acquisition of a federal/state chartered bank and the modification of services provided to include Internet banking. Although the Company did negotiate this purchase with a number of prospects, no equitable or appropriate transaction was ever consummated.

         Accordingly, we have reformulated our business model to indicate the provision of these banking services through third parties. We have developed a strategic partnership with University Bank of Ann Arbor Michigan, an FDIC insured qualifying state chartered bank, to develop and provide the Internet banking features we will offer to our merchant clients. Each party shares in the net revenue of this venture on an equal basis. The contract has a term of five years, with provision for renewals. This partner bank also carries with it membership in the Visa and Mastercard Associations, a feature which will allow us to move forward on our plan to obtain membership (initially Associate, ultimately Primary) in the Visa/Mastercard and other card associations. We have also formed a relationship with University Bank whereby we provide the University Bank with a complete suite of Internet banking tools, which it, in turn offers to its customers. In addition, we maintain relationships with a host of merchant clients, in ever growing numbers. We also maintain an agency relationship with Intercontinental Financial Services for transaction processing for our international clients and continue to derive income from this relationship.

         (a)      Products:

         The products and services we offer include the following:

         o Secure order and payment processing. We provide online payment processing services. Our services assist our merchant clients with credit card authorization, address verification, automated tax and shipping calculations, order tracking and customer service. Our payment processing system currently interacts with a number of credit card processors. For security, we use advanced encryption methods. To exchange information with merchants and shoppers on our web sites, our network servers use software that complies with the Secure Sockets Layer specification, the predominant method for managing the security of transmissions over a network.

         o Fraud Prevention. Our fraud prevention services use artificial intelligence programs, a database of historical transactions and validation by an authorized financial institution to confirm shoppers' identities and to assess their credit status. We can adjust the stringency of the fraud screening process based upon a merchant's requirements and the nature of the transaction to assist the merchant in maximizing sales opportunities. Under an agreement with HNC Software, we have licensed the right to use their eFalcon fraud management system.

         o E-commerce hosting and maintenance. We provide services to operate and maintain online stores on behalf of our listed merchants. We use data centers with redundant servers, 24-hour monitoring and support and high-speed Internet connections to provide customers with continuous e-commerce operations. We also provide merchants with detailed electronic and hard copy reports summarizing visits to and transactions made on their online stores.

         o On-line store development. We provide our merchant clients with design and technical development services for their web sites and online stores, including design and advertisement copy services and image management and production. We create commerce-enabled web sites ranging from the basic to the highly customized.

         o Online Banking Products. Through are strategic relationship with the University Bank, we plan to provide online banking, electronic bill payment and presentment and financial management services.

         Our various merchant services can be purchased as an integrated suite or individually, which allows businesses and merchants to tailor their service package to their particular needs. Fee arrangements are based on the specific service purchased and may be computed on a project basis, a monthly fee basis, a per transaction basis or a combination thereof.

          (b)     Revenue Model:

         For our merchant products and services we have deployed a strategic revenue model designed to capture income from multiple recurring streams. These revenue sources can be describes as follows:

         o Volume Fees: revenue generated as a percentage of the total dollar volume of transactions processed;

         o        Transaction   Fees:   revenue   generated   as  a  charge  per
                  transaction processed;

         o Monthly Maintenance: revenue generated as a recurring monthly fee for the services provided to the merchant, with additional pass-on fees for opt-in services provided; and

         o Set-up Fee: revenue generated from the initial establishment of services for the merchant.

         We either own or have favorable contracts in place for the supply of the services we offer. Therefore, we are able to maintain complete control over our pricing models and billing.

          (c)     Operating subsidiaries:

         We will deliver our strategies and products through our operating entities, as follows:

         Digital Commerce Merchant Services, Inc. ("DCMS"), one of our wholly owned subsidiaries, was incorporated in the State of Delaware in November 1999. Digital Commerce Merchant Services Inc. (DCMS) is the primary entity through which domestic merchant services are currently provided to the Company's merchant clients. Formerly operated under the trade name "thatbank.com" and "thatbank", it operates under the trade name (DBA) of "smartchili.com" and "smartchili" and maintains its principal business address in Salt Lake City, Utah. DCMS is an Independent Sales Organization (ISO) for Humboldt Bank of Eureka, California, HSBC Bank USA through TMS Services and University Bank of Ann Arbor, Michigan. Since its inception, DCMS has been assembling merchant portfolios to facilitate the provision of its range of services, principally for US domestic merchants. DCMS has developed relationships designed to rapidly expand its client base and deploy its customer services through aggressive marketing, competitive pricing and providing the "one stop" solution to its merchant clients needs. DCMS revenues were nominal throughout fiscal 2000. DCMS has contracted to acquire the asssets of iShopper, Limited, an established online shopping mall, including their merchant base, software and hosting platforms, to accelerate our growth. We are currently working with these assets and servicing merchant clients from this source. This transaction is expected to close within the second quarter of fiscal 2001. DCMS intends to offer its full range of services to the Canadian market by mid 2001 through establishment of an ISO relationship with major Canadian banks.

         Digital Commerce Canada Ltd. was incorporated on October 18, 1999 in the province of British Columbia, Canada, and is our technology development and administrative division. Through fiscal 2000 DCCL did not generate direct revenues but provided support services to the Company.

         Digital Commerce Bank Inc. ("DCB"), another of our wholly-owned subsidiaries, was incorporated on August 19th, 1999 in the country of Saint Vincent and the Grenadines, where it is based. DCB was granted a Class I Offshore Banking License by Saint Vincent and the Grenadines on August 23rd, 1999. The Class I Offshore Banking License is permanent as long as we meet certain requirements and regulations as defined by the host government. Under the conditions of the licensing agreement, Digital Commerce Bank, Inc. has posted a security deposit in the amount of $100,000 with the Government of Saint Vincent. The deposit remains an asset of DCB, to be released only upon cancellation or surrender of the license. The deposit is held by the International Finance Authority of Saint Vincent in an interest bearing account to the benefit of DCB.

         DCB has been established primarily to provide for the settlement of international bankcard business of the company's international merchants. It has also been organized to facilitate a broad range of banking, trust, and merchant service functions on a fee for service basis for international clients, to be offered in the future once domestic operations have been satisfactorily established.

         Through fiscal 2000 activities of this division did not grow as expected due to the regulatory and capitalization requirements established by the Visa and Mastercard Associations for qualification for primary membership. This division did, however, generate revenues by acting as an agent for Intercontinental Financial Services, an ISO for several international banks. As our association with US domestic banking facilities develops to the point that we (or one of our subsidiaries) are accepted as a primary member of the Visa and Mastercard associations, sponsorship for membership in the Visa and Mastercard International associations will be provided, allowing the DCBI division to acquire bankcard business.

         (d)      Strategic Relationships

         We view our business relationships as an important factor in our overall business strategy. In earlier operations, we devoted significant portions of our resources to the development of our own, proprietary software solutions. We found this to be an enormously expensive and time-consuming exercise. Therefore, we have actually sought qualified and market ready providers of the systems and services we required to execute our business model. Our focus currently concentrates on us being the hub of business activity through which we assemble the suite of products and services useful to our merchant clients to successfully operate their e-business activities. This has helped simplify the business model and simplified the revenue stream for our operations.

         We  have  entered  into  strategic  business   relationships  with  the
following companies:

         University Bank: We have established a joint venture with University Bank of Ann Arbor, Michigan, which allows us to cross-market financial services and e-commerce packages to our clients. Under this arrangement we assist the bank the in the acquisition of new business by providing online development, management and marketing tools. This relationship also allows us to provide full Internet based banking services for our clients through University Bank's facilities, branded through our smartchili platform. This venture allows us to co-brand and market Internet banking services. Revenues are divided equally.

         Humboldt Bank: We are registered as an Independent  Sales  Organization
(ISO) with Humboldt Bank of Eureka, California. Our partnership with Humboldt, an Acquiring institution, allows us to issue merchant accounts on their behalf which facilitates our merchant clients acceptance of credit card payments.

         Total Merchant Services: We are registered as an ISO with TMS and together with HSBC Bank USA, a major acquiring institution, we issue merchant accounts on their behalf for our merchant clients, allowing them to accept credit card payments.

         HNC Software: We have entered into a four year agreement with HNC Software, Inc. whereby HNC provides us with a number of fraud-prevention e-commerce products including marketing, fraud detection and customer support software at preferential prices. Integration of these products with our technology platform allows us to provide merchants with better tools to manage their customer relationships.

         FiNET: We have entered into a long term agreement with Financial National Electronic Transfer, Inc. whereby we have obtained a license to use FiNET's products to provide electronic financial transfer services to our customers.

         Growth  Experts:   We  have  entered  into  an  agreement  with  Growth
Experts.Com Inc. for the provision of advanced sales and marketing technology services used in conducting direct marketing to our merchant clients.

         iTransact: We have established a strategic relationship with iTransact, Inc. to whereby iTransact provides payment gateway services for our payment processing transactions services.

         Presinet: We have established a strategic relationship with Presinet, Inc. whereby Presinet provides us with Internet firewall security services which we in turn provide to our merchants.

         Thawte: We have entered into an agreement with Thawte, a Verisign company, for the provision of their SSL certificate program.

         Responsetek:   We  have  entered  into  a  strategic  partnership  with
Responsetek Networks Corp. whereby Responsetek provides Customer Experience Management solutions for the smartchili services platform.

         These relationships generally do not establish minimum performance requirements but instead rely on the contractual best efforts of the parties. In addition, several of our strategic business relationships may be terminated with little notice.

         (e)      Sales and Marketing:

         Our sales strategy is designed to increase market awareness of the smartchili brand, expand the smartchili marketplace, and develop additional revenue opportunities by cross-selling and up-selling additional e-commerce and marketing services to our existing clients.

         We sell our merchant services primarily through our direct sales force. Our sales organization targets businesses and merchants seeking online marketing services and custom e-commerce services. We intend to increase our sales presence by devoting resources to our sales team and their targeted marketing efforts. Our success in doing so will depend on our ability to attract additional qualified sales personnel.

         We currently employ a variety of traditional and online marketing programs, business development and promotional activities as part of our marketing strategy. We rely on relationship marketing, including word-of-mouth advertising by merchants and shoppers, indirect promotions by merchants with links to our web sites and indirect advertising arising through use of our services. We believe that this relationship marketing will continue to generate a substantial number of new merchant customers and additional shopper traffic. We intend to introduce a number of other brand awareness and customer loyalty programs through our web sites.

         We also rely on public relations activities and direct mail programs to increase merchant awareness of our products and services and to generate additional sales. We intend to continue to participate in joint promotions using online and traditional advertising media.

         (f)      Technology and Infrastructure:

         Some of our e-commerce enabling products and services and online marketplaces require the development and deployment of advanced e-commerce technologies and methodologies. These are and will be supplied directly by us or through our strategic relationships. Consequently, we have invested heavily in licensing advanced technologies and in developing a core set of technologies.

         Our software runs on leased system hardware that is hosted in leased and third party data centers located in Vancouver, British Columbia and various locations within the United States. These data centers are connected to our headquarters in Vancouver, BC through high-speed networks. These data centers, as well as the system hardware located at our headquarters, are connected to supplementary power sources to maintain uninterrupted electrical service and to the Internet through multiple Internet service providers to avoid connectivity problems. Our systems are redundant, and we maintain multiple clustered load balancing hardware, multiple web servers and multiple application and database servers. Data is stored on dedicated, high speed and redundant disk arrays that provide continuous access to the data even if individual disk drives fail. Data is backed up regularly and is stored off site to provide for data recovery in the event of a disaster. We employ extensive automated and manual monitoring to maintain a high level of network uptime.

         We intend to employ several relational databases to collect transaction data for our merchant activities. Our databases have been or will be designed for high levels of performance and scalability. Shopper data is or will be maintained in a profile database that is used for targeted shopper relationship management.

         We believe that our future success will depend in part on our ability to license, develop and maintain advanced e-commerce technologies. Consequently, as a support and control measure for the implementation of our business plan, we expect to invest heavily in developing new technologies and/or making strategic acquisitions to increase our direct control and ownership of proprietary technology.

         (g)      Intellectual Property:

         Intellectual property is critical to our success. Our software, documentation and other written materials are provided limited protection by international and United States copyright laws. In addition, we protect our proprietary rights through the use of confidentiality and license agreements with employees, consultants and affiliates.

         We currently do not have any issued patents. We have applied for United States trademark registrations for the marks "smartchili" and "smartchili.com". In a transaction subsequent to the company's fiscal year end we have acquiredf the "ishopper" and "ishopper.com" trademarks, URLs and their registrations. All of these marks may also be protected in other jurisdictions.

         We intend to have our transaction processing technology collect and use data derived from user activity on our web sites and on the merchant customer web sites we maintain. This data is intended to be used for targeted marketing and data analysis. Although we believe that we have the right to use such data, trade secret, copyright or other protection may not be available for such information or others may claim rights to such information.

         (h)      Competition:

         The market for e-commerce enabling solutions and online marketplaces is new, intensely competitive, highly fragmented and rapidly changing. On the positive side the broad build-up of the general infrastructure to service the e-commerce markets and the constant patterning of potential user and buyers through the Internet creates an ever-increasing marketplace for the goods and services we provide. However, barriers to entry are significant and with increasing demand we expect competition to intensify in the future. Although we believe no one company currently offers the range of e-commerce enabling solutions as comprehensive as our suite of products and services, many companies offer alternatives to one or more of our products and services.

         The number of companies providing products and services that compete with ours is large and increasing at a rapid rate. Many of our competitors and potential competitors have substantially greater financial, technical, marketing and other resources. We expect that additional companies which to date have not had a substantial commercial presence on the Internet or in our markets, will offer competing products and services. In addition, as the use of the Internet and online products and services increases, larger well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of e-commerce products and services and existing providers of e-commerce solutions may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of web directories and information services may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

         (j)      Employees

         At October 31st, 2000, we had 10 employees, including 5 in merchant services and 5 in general and administrative functions. We are not subject to any collective bargaining agreements and believe that our employee relations are good.

         (k)      Banking Regulations Generally

         International Banking Regulation. Digital Commerce Bank Inc. is currently authorized to provide international banking services through its Class I Offshore Banking Charter obtained from the government of Saint Vincent and the Grenadines ("Saint Vincent"). Under the International Banks Act, 1996 of Saint Vincent, offshore banking business may be transacted from within Saint Vincent, only upon obtaining a license from the Saint Vincent and the Grenadines Offshore Finance Authority (the "Authority"). Our ability to continue to conduct an offshore banking business depends upon our ability to maintain our license. This requires us to have a resident director in Saint Vincent, to be incorporated, subsisting or continued under the Companies Act, 1994 or under the International Business Companies Act of 1996; and to be engaged solely in the offshore banking business. As an offshore banking business, we are prohibited from taking a deposit from any resident of Saint Vincent, investing in any asset which represents a claim on any resident of Saint Vincent, and purchasing bonds or other securities issued by the Government of Saint Vincent.

         We operate under a Class I Offshore Banking License for the purpose of carrying on our offshore banking business. In order to maintain our license we must have and maintain a fully paid-up capital with the value of not less than five hundred thousand dollars ($500,000) or its equivalent in another currency (cash or asset), or such greater sum as may be determined by the Authority. In addition, we must have deposited or invested the sum of one hundred thousand ($100,000) or its equivalent in an acceptable currency, in such manner as the may be prescribed.

         As an offshore banking business, we are required to send an annual audit to the Authority within three months of the end of its financial year. We have not yet sent an annual audit to the Authority for fiscal year 2000 (October 31st, 2000) but is in the process of having such audit prepared and intends to provide it to the Authority as soon as it has been completed. In addition, we are required to have no fewer than two directors, who must be approved by the Authority. The Authority could withhold the approval of its directors, which would result in our inability to continue to do business as an offshore banking business in Saint Vincent.

         As an offshore banking business under the Bank Act, we are not required to pay income tax, capital gains tax or other direct tax to the State of Saint Vincent or any political subdivision thereof.

         U.S. Banking Regulation. As we are not a licensed banking organization, we are not directly subject to banking regulations in the United States. However, our banking partner, University Bank, is subject to and complies with such regulations. Accordingly, revisions to existing or adoption of new laws or regulations could subject us to more demanding regulatory compliance requirements and could adversely affect its ability to conduct, or its cost of conducting, business. If we are successful in obtaining a banking charter at some point in the future, we will be subject to certain restrictions imposed by the Federal or State banking regulators. We will also be subject to various laws and regulations relating to commercial and consumer transactions generally, such as the Uniform Commercial Code, as well as the electronic funds transfer rules which are contained in Regulation E, issued by the Federal Reserve Board. Any of these agencies, or other governmental or regulatory authorities, could revise existing regulations or adopt new regulations at any time. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions are introduced regularly. We cannot predict whether or in what form a proposed statute or regulation will be adopted or the extent to which it may affect its business. Furthermore, given the rapid expansion of the electronic commerce market, many regulatory bodies are adopting measures to ensure that their regulations are keeping pace. For example, Congress has held hearings on whether to regulate the electronic commerce market, while numerous states are considering adopting their own laws to regulate internet banking. Furthermore, bank regulators are considering proposing new laws relating to customer privacy. If enacted, these laws, rules and regulations could force the Company to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

          (l)     Development and Marketing Strategies

         At this time, as we are still a developing company, current revenues are insufficient to cover our expenses. However, we have developed our programs and established the relationships necessary to fulfill our business plan to the degree that we believe will allow us to achieve a self-sustaining operation once a sufficient merchant client base has been established. To that end we have negotiated a contract for the acquisition of a large merchant portfolio, and are currently at the stage of conducting proper due diligence prior to closing on the transaction. This acquisition is designed as the launch of our merchant acquisition and marketing programs.

         As it is our goal is to be a leading e-commerce enabling company for our merchant clients and business customers. We plan to achieve this through the implementation of the following strategies and services:

         o Develop our Business-to-Customer Hub: Through our newly renovated web site, we provide e-commerce enabling solutions for businesses and merchants seeking to transact business with their clients online. This includes the following features: online store building tools, sales and marketing services and information and content relevant to businesses.

         o Expand the smartchili marketplace. We intend to aggressively expand the smartchili marketplace primarily by using the technology and services acquired through our recent alliances with our strategic partners to broaden the range of features available to our merchant clients. We will continue to seek to promote a high volume of shopper traffic on our network and attempt to increase the number of quality customer leads generated for listed merchants. We plan to expand the number of new smartchili affiliates and syndication shopping sites to make the smartchili marketplace more visible and accessible. We have commenced implementation of this strategy through the pending acquisition of the ishopper.com branded Internet mall and its merchnat base. In addition, we are currently exploring the use of technologies and applications relating to commerce transactions over wireless communication devices.

         o Enhance and extend our suite of e-commerce enabling products and services. We intend to continue to add new features to our suite of e-commerce enabling solutions that we anticipate will contribute additional revenues from lead generation, advertising, up-selling merchant services and licensing and syndication. For example, we are attempting to expand our merchant marketing services by updating our technology to increase the quality and amount of data provided by shoppers on the thatbank marketplace. To provide additional and better quality leads to merchants, we intend to expand the tools available to shoppers to include price search engines and merchant rating systems.

         o Promote brand visibility. We will continue to promote the smartchili brand as the best means for conducting business on the Internet. To accelerate the acceptance and penetration of our brand among businesses, merchants and shoppers, we intend to advertise our brand through both online and traditional channels.

         o Pursue additional strategic business relationships. We intend to enter into additional business relationships that enhance the effectiveness of our products and services and the quality of our online marketplaces. To date, we have focused on acquisitions and strategic business relationships that provide us access to improved technology, new domestic and international markets and prospective clients. In the future we expect to focus principally on acquisitions and strategic business relationships that will enhance and grow smartchili.

         o        Expand   internationally.   We  will  seek  to  leverage   the
                  anticipated global growth in e-commerce by expanding our online marketplaces internationally. We plan to commence our international expansion with the development of business opportunities in the latter half of 2001. We intend to accelerate our international expansion by entering into strategic alliances with foreign businesses. We also plan to register our web sites on international search engines, seek relationships with foreign portal web sites and develop foreign-language user interfaces. We believe that these features will enable international shoppers to more easily access our online marketplaces, thereby increasing the number of participants on the smartchili.com network.

         We intend to maintain a flagship web site at www.smartchili.com. We hope that this site will serve as a comprehensive multipurpose hub or portal site providing access to the services described above. We are attempting to create a site that will be appealing, versatile, and informative to its existing and potential clients by offering a number of complimentary value-added services including free email accounts, web site personalization features, timely Industry specific news, investment portfolio tools, and Internet search engine capabilities. Our anticipated direct marketing activities may include the use of an internal sales force as well as outsourced sales activities and direct advertising. Our anticipated indirect marketing activities would include the use of strategic partnership and alliance agreements with suitable businesses as well as co-branding activities.

         We consider our ongoing attempts to develop and provide complimentary services such as those described above to be an important to its future growth. We anticipate that these services shall include loyalty programs, customer relationship management services, CRM and CEM comparison sales reporting tools, online banking, online shopping portal, registration in multiple portals, micro-payment, recurring billing, and alternative forms of payment such as debit card, smart card, and e-check. We further anticipate that such services, if we are is able to provide them, will help build customer loyalty, web site traffic, and help grow its database of subscribers, which will be integrated into its direct marketing efforts.

         (m)      Risks:

         YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS ANNUAL REPORT. WHILE WE HAVE ATTEMPTED TO IDENTIFY ALL RISKS THAT ARE MATERIAL TO OUR BUSINESS, ADDITIONAL RISKS THAT WE HAVE NOT YET IDENTIFIED OR THAT WE CURRENTLY THINK ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION IN THIS ANNUAL REPORT, INCLUDING THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

         i.       Risks Related to our Business:

         Our rapid growth and evolution may make it difficult to evaluate our business and prospects.

         In recent months, we have increasingly focused on developing and providing products and services to enable businesses to conduct online commerce. The recent shifts in our business focus may make it difficult for you to evaluate our business and prospects. You should also consider the risks, expenses and difficulties that we may encounter as a young company in a rapidly evolving market.

         ii.      We have a history of losses and we expect future losses:

         We incurred net losses of $551,819 for the year ended October 31, 1999 and $2,281,169 for the year ended October 31, 2000. At October 31, 2000, we had an accumulated deficit of $2,832,987. We have historically invested heavily in sales and marketing, technology infrastructure and research and development and expect to continue to do so in the future. As a result, we must generate significant revenues to achieve and maintain profitability. We expect that our sales and marketing expenses, research and development expenses and general and administrative expenses will continue to increase in absolute dollars and may increase as a percentage of revenues. In addition, we may incur substantial expenses in connection with future acquisitions.

         iii. Our future revenues are unpredictable and we expect our operating results to fluctuate from period to period:

         Our business model has only been applied to the Internet since 1999 and continues to evolve. Therefore we have limited experience in planning the financial needs and operating expenses of our business. It is difficult to accurately forecast our revenues in any given period. We may not be able to sustain our recent revenue growth rates or obtain sufficient revenues to achieve profitability. If our revenues in a particular period fall short of our expectations, it will likely be difficult for us to quickly adjust our spending in order to compensate for that revenue shortfall.

         iv. Our operating results are likely to fluctuate substantially from period to period as a result of a number of factors, such as:

         o declines in the number of businesses and merchants to which we provide our products and services;

         o the amount and timing of operating costs and expenditures relating to expansion of our operations; and

         o        the mix of products and services that we sell.

         In addition, factors beyond our control may also cause our operating results to fluctuate, such as:

         o the announcement or introduction of new or enhanced products or services by our competitors; and

         o        the pricing policies of our competitors.

         Period-to-period comparisons of our operating results are not a good indicator of our future performance. It is likely that our operating results in some quarters may not meet the expectations of stock market analysts and investors and this could cause our stock price to decline.

         v.       Our business model is unproven and changing:

         Our business model consists of providing our merchant clients with e-commerce enabling solutions. We have limited experience as a company and, additionally, the Internet, on which our business model relies, is still unproven as a business medium. Accordingly, our business model may not be successful, and we may need to change it. Our ability to generate sufficient revenues to achieve profitability will depend, in large part, on our ability to successfully market our e-commerce products and services to businesses and merchants that may not be convinced of the need for an online presence or may be reluctant to rely upon third parties to develop and manage their e-commerce offerings and marketing efforts.

         vi. Our future growth will depend on our ability to make and successfully integrate additional acquisitions:

         Our success depends on our ability to continually enhance and expand our e-commerce enabling products and services and our online marketplaces in response to changing technologies, customer demands and competitive pressures. Consequently, we have acquired complementary technologies or businesses in the past, and intend to do so in the future. If we are unable to identify suitable acquisition targets, or if we are unable to successfully complete acquisitions and successfully integrate the acquired businesses, technologies and personnel, our ability to increase product and service offerings will be reduced. This could cause us to lose business to our competitors, and our operating results could suffer.

         vii.     Acquisitions involve a number of risks:

         We actively seek to identify and acquire companies with attributes complementary to our e-commerce products and services. Acquisitions that we make may involve numerous risks, including: diverting management's attention from other business concerns;

         o        being  unable  to  maintain   uniform   standards,   controls,
                  procedures and policies;

         o        entering markets in which we have no direct prior experience;

         o        improperly   evaluating  new  services  and   technologies  or
                  otherwise being unable to fully exploit the anticipated opportunity; and

         o        being   unable  to   successfully   integrate   the   acquired
                  businesses, technologies and other assets.

         If we are unable to accurately assess any newly acquired businesses or technologies, our business could suffer. For example, in March 2000 we entered into a venture agreement intending ultimate acquisition of RedKnot Industries Inc. This company had developed payment processing technologies that we planned to utilize as part of our e-commerce products and services. However, the technologies were not fully deployed and we determined that the likelihood of deployment of the finished product was remote within an acceptable cost or timeframe. This project was ultimately abandoned, but at the cost of in excess of $600,000. Future acquisitions may involve the assumption of obligations or large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of the factors listed above would adversely affect our results of operations.

         In addition, in order to finance any future acquisition, we may need to raise additional funds through public or private financings. In this event, we could be forced to obtain equity or debt financing on terms that are not favorable to us and that may result in dilution to our shareholders.

         viii. Our success depends upon achieving adequate market share to increase our revenues and become profitable:

         Our success depends upon achieving significant market penetration and acceptance of our e-commerce enabling products and services. We have only recently begun to expand our business-to-business initiatives designed to enable businesses to maximize their e-commerce opportunities, and our online marketplaces have achieved only limited market acceptance to date. We may not currently have adequate market share to successfully execute our business plan. If we are unable to reach and retain substantial numbers of businesses, merchants and shoppers, our business model may not be sustainable.

         To successfully market and sell our e-commerce enabling products and services we must:

         o become recognized as a leading provider of end-to-end enabling solutions;

         o        enhance existing products and services;

         o        add new products and services;

         o        complete projects on time;

         o increase the number of businesses and merchants using our e-commerce products and services and online marketplaces; and

         o continue to increase the attractiveness of the smartchili and ishopper shopping malls to shoppers.

         ix.      If we do not increase brand awareness our sales may suffer:

         Due in part to the emerging nature of the markets for e-commerce enabling products and services and online marketplaces, together with the substantial resources available to many of our competitors, our opportunity to achieve and maintain a significant market share may be limited. Developing and maintaining awareness of the smartchili.com brand name is critical in achieving widespread acceptance of our e-commerce enabling products and services. We have only recently begun to expand our business-to-business initiatives designed to enable businesses to maximize their e-commerce opportunities. The importance of brand recognition will increase as competition in our markets increases. Successfully promoting and positioning our brands will depend largely on the effectiveness of our marketing and sales efforts and our ability to develop reliable and useful products and services at competitive prices. If our planned marketing and sales efforts are ineffective, we may need to increase our financial commitment to creating and maintaining brand awareness among businesses, merchants and shoppers, which could divert financial and management resources from other aspects of our business, or cause our operating expenses to increase disproportionately to our revenues. This could cause our business and operating results to suffer.

         x.       We face significant competition:

         The market for e-commerce enabling products and services and online marketplaces is highly competitive, and we expect competition to intensify in the future. Barriers to entry are not significant. Our failure to compete effectively could result in the following:

         o fewer businesses and merchants relying upon our enabling solutions;

         o the obsolescence of the technology underlying our products and services;

         o        fewer businesses and merchants listed in our directories;

         o        a decrease in shopper traffic on our web sites; and

         o a reduction in the prices of or profits on our products and services.

         The number of companies providing e-commerce enabling products and services is large and increasing at a rapid rate. We expect that additional companies which to date have not had a substantial commercial presence on the Internet or in our markets will offer competing products and services. Although we believe no one company currently offers a range of e-commerce enabling solutions as comprehensive as our suite of products and services, other companies offer alternatives to one or more of our products and services.

         Many of our competitors and potential competitors have substantial competitive advantages as compared to us, including:

         o        larger customer or user bases;

         o the ability to offer a wider array of e-commerce products and solutions;

         o greater name recognition and larger marketing budgets and resources;

         o        substantially   greater   financial,   technical   and   other
                  resources;

         o        the   ability   to  offer   additional   content   and   other
                  personalization features; and

         o        larger production and technical staffs.

         These advantages may enable our competitors to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily or develop and expand their product and service offerings more quickly.

         In addition, as the use of the Internet and online products and services increases, larger well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of
e-commerce enabling solutions, and existing providers may continue to consolidate. Providers of Internet browsers and other Internet products and services who are affiliated with providers of web directories and information services that compete with our products and services may more tightly integrate these affiliated offerings into their browsers or other products or services. Any of these trends would increase the competition we face.

         xi. If we fail to maintain our strategic business relationships and enter into new relationships our business will suffer:

         An important element of our strategy involves entering into business relationships with other companies. Our success is dependent on maintaining our current contractual relationships and developing new strategic relationships. These contractual relationships typically involve joint marketing, licensing or promotional arrangements. Although these relationships are an important factor in our strategy because they enable us to enhance our product and service offerings, the parties with which we contract may not view their relationships with us as significant to their own businesses. To date, we have not derived material revenue from these relationships, and some of these relationships impose substantial obligations on us. It is not certain that the benefits to us will outweigh our obligations. Several of our significant business arrangements do not establish minimum performance requirements but instead rely on contractual best efforts obligations of the parties with which we contract. In addition, most of these relationships may be terminated by either party with little notice. Accordingly, in order to maintain our strategic business relationships we will need to meet our partners' specific business objectives, including incremental revenue, brand awareness and implementation of specific e-commerce applications. If our strategic business relationships are discontinued for any reason, or if we are unsuccessful in entering into new relationships in the future, our business and results of operations may be harmed.

         xii. If we fail to effectively manage the rapid growth of our operations our business will suffer:

         Our ability to successfully offer e-commerce enabling products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. In 2001 we expect to increase the scope of our operations domestically and internationally, and we will have to increase our headcount substantially. This growth has placed and will continue to place a significant strain on our management systems, infrastructure and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce worldwide. Furthermore, we expect that we will be required to manage an increasing number of relationships with various customers and other third parties. Any failure to expand any of the foregoing areas efficiently and effectively could cause our business to suffer.

         xiii. We depend on our key personnel for successful operation of our business:

         Our success depends on the skills, experience and performance of our senior management and other key personnel. If we do not efficiently integrate new personnel into our management and culture, our business could suffer. Our business could also suffer if we do not retain our key personnel.

         xiv.     We must hire additional personnel to expand our operations:

         Our future success depends on our ability to identify, hire, train, retain and motivate highly skilled executive, technical, managerial, sales and marketing, business development and administrative personnel. We intend to hire a number of personnel during the next year. Competition for qualified personnel is intense, particularly in the technology and Internet markets. If we fail to successfully attract and retain a sufficient number of qualified executive, technical, managerial, sales and marketing, business development and administrative personnel, our ability to manage and expand our business could suffer.

         xv. Our ability to develop and integrate e-commerce technologies is subject to uncertainties:

         We have limited experience delivering our e-commerce products and services and operating online marketplaces. In order to remain competitive, we must regularly upgrade our e-commerce products and services to incorporate current technology, which requires us to integrate complex computer hardware and software components. If we do not successfully integrate these components, the quality and performance of our online offerings may be reduced. In addition, the ability of our online marketplaces to accommodate an increasing number of businesses, merchants and shoppers would suffer. While these technologies are generally commercially available, we may be required to expend considerable time and money in order to successfully integrate them into our products and services and this may cause our business to suffer. We must also maintain an adequate testing and technical support infrastructure to ensure the successful introduction of products and services.

         xvi.     Our computer systems may be vulnerable to system failures:

         Our success depends on the performance, reliability and availability of the technology supporting our e-commerce products and services and our online marketplaces. Our revenues depend, in large part, on the number of businesses and merchants that use our products and services and the number of shoppers that access our web site and our merchant client's web sites. This depends, in part, upon our actual and perceived reliability and performance. Any inability to provide our products and services or any slowdown or stoppage of our online marketplaces could cause us to lose clients and therefore lose revenue. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Because we presently do not have fully redundant systems or a formal disaster recovery plan, a systems failure could adversely affect our business. Our computer systems are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which may lead to interruptions, delays, loss of data or inability to process online transactions for our clients. We may be required to expend considerable time and money to correct any system failure. If we are unable to fix a problem that arises, we may lose clients or be unable to conduct our business at all.

         xvii. Our business may be harmed by defect in our software and systems:

         We have developed some custom software for our network servers and have licensed additional software from third parties. This software may contain undetected errors or defects. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may be unable to fix in a timely or cost-effective manner.

         xviii. We will need to expand and upgrade our systems in order to maintain customer satisfaction:

         We must expand and upgrade our technology, transaction processing systems and network infrastructure if the number of businesses and merchants using our e-commerce products and services and online marketplaces, or the volume of traffic on our web sites or our clients' web sites, increases substantially. We could experience periodic capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our products or services or our web sites or when we must expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business.

         xix.     Our international operations involve risks:

         We are subject to risks specific to Internet-based companies in foreign markets. These risks include:

         o delays in the development of the Internet as a commerce medium in international markets;

         o        restrictions on the export of encryption technology; and

         o increased risk of piracy and limits on our ability to enforce our intellectual property rights.

         xx. We may require additional funding to successfully operate and grow our business:

         Although we expect that our cash reserves and cash flows from operations will be adequate to fund our operations for at least the next six months, these resources may be inadequate. Consequently, we may require additional funds during or after this period. Additional financing may not be available on favorable terms or at all. If we raise additional funds by selling stock, the percentage ownership of our then current shareholders will be reduced. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

         o the rate at which we expand our sales and marketing operations and our product and service offerings;

         o the extent to which we develop and upgrade our technology and data network infrastructure; and

         o        the occurrence, timing, size and success of acquisitions.

         xxi. We may be unable to adequately protect our intellectual property and proprietary rights:

         We regard our intellectual property rights as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers and others to protect our proprietary rights. Despite our precautions, unauthorized third parties might copy portions of our software or reverse engineer and use information that we regard as proprietary. We do not currently own any issued patents and there is no assurance that any pending patent application will result in an issued patent, or that any future patent will not be challenged, invalidated or circumvented, or that the rights granted under any patent will provide us with a competitive advantage. The laws of some countries do not protect proprietary rights to the same extent as do the laws of the United
States, and our means of protecting our proprietary rights abroad may not be adequate. Any misappropriation of our proprietary information by third parties could adversely affect our business by enabling third parties to compete more effectively with us.

         xxii. Our technology may infringe the intellectual property of others:

         Although we have not received notice of any alleged infringement by us, we cannot be certain that our technology does not infringe issued patents or other intellectual property rights of others. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our software. We may be subject to legal proceedings and claims from time to time in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. Intellectual property litigation is expensive and time-consuming, and could divert our management's attention away from running our business.

         xxiii. If the security provided by our e-commerce services is breached we may be liable to our clients and our reputation could be harmed:

         A fundamental requirement for e-commerce is the secure transmission of confidential information of businesses, merchants and shoppers over the Internet. Among the e-commerce services we offer to merchants are security features such as:

         o        secure online payment services;

         o        secure order processing services; and

         o        fraud prevention and management services.

         Third parties may attempt to breach the security provided by our e-commerce products and services or the security of our clients' internal systems. If they are successful, they could obtain confidential information about businesses and shoppers using our online marketplaces, including their passwords, financial account information, credit card numbers or other personal information. We may be liable to our clients or to shoppers for any breach in security. Even if we are not held liable, a security breach could harm our reputation, and the mere perception of security risks, whether or not valid, could inhibit market acceptance of our products and services. We may be required to expend significant capital and other resources to license additional encryption or other technologies to protect against security breaches or to alleviate problems caused by these breaches. In addition, our clients might decide to stop using our e-commerce products and services if their customers experience security breaches.

         xxiv. Problems relating to the year 2000 issue could adversely affect our business:

         Although the year 2000 issue has passed, there could be problems arising from the Year 2000 issue. If problems do arise, they could adversely affect our business.

         xxv.     Risks related to our industry:

         Our success depends on continues increases in the use of the Internet as a commercial medium. We depend on the growing use and acceptance of the Internet by businesses, merchants and shoppers as a medium of commerce. Rapid growth in the use of and interest in the Internet and online products and services is a recent development. No one can be certain that acceptance and use of the Internet and online products and services will continue to develop or that a sufficiently broad base of businesses, merchants and shoppers will adopt and continue to use the Internet and online products and services as a medium of commerce.

         The Internet may fail as a commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, including security technology and performance improvements. For example, if technologies such as software that stops advertising from appearing on a web user's computer screen gain wide acceptance, the attractiveness of the Internet to advertisers would be diminished, which could harm our business.

         xxvi.    Rapid   technological   change  could  negatively  affect  our
                  business:

         Rapidly changing technology, evolving industry standards, evolving customer demands and frequent new product and service introductions characterize the market for e-commerce products and services and online marketplaces. Our future success will depend in significant part on our ability to improve the performance, content and reliability of our products and services in response to both the evolving demands of the market and competitive product and service offerings. Our efforts in these areas may not be successful. If a large number of our clients adopt new Internet technologies or standards, we may need to incur substantial expenditures modifying or adapting our e-commerce products and services to remain compatible with their systems.

         xxvii. We rely on the Internet infrastructure provided by others to operate our business:

         Our success depends in large part on other companies maintaining the Internet infrastructure. In particular, we rely on other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and service. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure of thousands of computers communicating via telephone lines, coaxial cable and other telecommunications systems may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. If the performance or reliability of the Internet suffers, Internet users could have difficulty obtaining access to the Internet. In addition, data transmitted over the Internet, including information and graphics contained on web pages, could reach Internet users much more slowly. This could result in frustration of Internet users, which could decrease online traffic and cause advertisers to reduce their Internet expenditures.

         xxviii. Future Governmental regulation and privacy concerns could adversely affect our business:

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the
Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to issues such as user privacy, taxation, infringement, pricing, quality of products and services and intellectual property ownership. The adoption of any laws or regulations that have the effect of imposing additional costs, liabilities or restrictions relating to the use of the Internet by businesses or consumers could decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, decrease traffic on our online marketplaces, increase our cost of doing business, or otherwise have a material adverse effect on our business. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secrets, obscenity, libel and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business.

         The Federal Communications Commission is currently reviewing its regulatory positions on the privacy protection given to data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on telecommunications functions of information services. State public utility commissions generally have declined to regulate information services, although the public service commissions of some states continue to review potential regulation of such services. Future regulation or regulatory changes regarding data privacy could have an adverse effect on our business by requiring us to incur substantial additional expenses in order to comply with this type of regulation.

         A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services over the internet and certain states have taken measures to tax Internet-related activities. Foreign countries also may tax Internet transactions. The taxation of Internet-related activities could have the effect of imposing additional costs on companies, such as smartchili, that conduct business over the Internet. This, in turn, could lead to increased prices for products and services, which could result in decreased demand for our solutions.

         xxix We could face liability for material transmitted over the internet by others:

         Because material may be downloaded from web sites hosted by us and subsequently distributed to others, there is a potential that claims will be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of this material. Negligence and product liability claims also potentially may be made against us due to our role in facilitating the purchase of some products, for example firearms. Although we carry general liability insurance, our insurance may not cover claims of these types, or may not be adequate to indemnify us against this type of liability. Any imposition of liability, and in particular liability that is not covered by our insurance or is in excess of our insurance coverage, could have a material adverse effect on our reputation and our operating results, or could result in the imposition of criminal penalties on us.

         xxx      We do not currently collect sales taxes from all transactions:

         We do not currently collect sales or other similar taxes on products sold by us. However, one or more states or foreign countries may seek to impose sales tax collection obligations on out-of-state or foreign companies engaging in e-commerce. In addition, any new operation in states outside the states for which we currently collect sales tax could subject shipments into these states to state or foreign sales taxes. A successful assertion by one or more states or any foreign country that we should collect sales or other similar taxes on the sale of merchandise or services could result in liability for penalties as well as substantially higher expenses incurred by our business.

         xxxi.      Our stock price may be volatile:

         The stock market in general, and the stock prices of Internet-related companies in particular, have recently experienced extreme volatility, which has often been unrelated to the operating performance of any particular company or companies. Our stock price could be subject to wide fluctuations in response to factors such as the following:

         o actual or anticipated variations in quarterly results of operations;

         o        the addition or loss of merchants and shopper traffic;

         o announcements of technological innovations, new products or services by us or our competitors;

         o        changes  in   financial   estimates  or   recommendations   by
                  securities analysts;

         o conditions or trends in the Internet, e-commerce and marketing industries;

         o changes in the market valuations of other Internet or online service or software companies;

         o        our  announcements  of  significant  acquisitions,   strategic
                  relationships, joint ventures or capital commitments;

         o        additions or departures of key personnel;

         o        sales of our common stock;

         o        general market conditions; and

         o        other events or factors, many of which are beyond our control.

         These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price to earnings ratios substantially above historical levels. These trading prices and price-to-earnings ratios may not be sustained.

         In the past, securities class action litigation has often been brought against companies following periods of volatility in their stock prices. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert our management's time and resources, which could cause our business to suffer.

Item 2. Description of Properties

         We occupy 4,820 square feet of commercial space at 1199 West Hastings Street, Suite 300, Vancouver, British Columbia on a five year lease term. Our current gross monthly rent for this facility is approximately US $8,000. We sub-lease approximately one half of this space to non-related parties, to cover approximately one half of the rental obligation.

         As of December 31st, 2000 we closed our office in Salt Lake City, Utah. We maintain a mailing address with its counsel in Salt Lake City, Utah.

         We maintain approximately 1,000 square feet of premises in Kingstown, Saint Vincent, West Indies. The terms of the leasing agreement are on a month-to-month basis, renewable under the same terms upon notice. Our current monthly rent for this facility is US $1,000.

         We believe our office space is adequate for our current needs.

Item 3. Legal Proceedings.

         From time to time we have been, currently are and expect to be subject to legal proceedings and claims in the ordinary course of business. We do not believe that any of the pending litigation is material.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended October 31, 2000.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         (a)      Market Information.

         Prior to the acquisition of Digital Commerce, Inc., the Company's common stock traded on the Nasdaq Over-The-Counter Bulleting Board under the symbol "SYAE." Systems Assurance did not have any trading volume for FY 1998 and the first two quarters of FY 1999. On June 17, 1999, the Company's common stock commenced trading on the Nasdaq Over-The-Counter Bulletin Board under the symbol "THBK". The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the Nasdaq Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions on June 17, 1999.

                             Quarter Ended High Low

July 31, 1999 (1)                     $12.00                        $ 0.25
October 31, 1999                      $12.00                        $10.00
January 31, 2000                      $10.25                        $10.125
April 30, 2000                        $13.00                        $10.00
July 31, 2000                         $10.00                        $ 4.50
October 31, 2000                      $ 4.50                        $ 0.76

         (1) For the period commencing on June 17, 1999, and concluding on July 31,1999.

         On January 24, 1997, our stockholders approved a one-for-seventy (1:70) reverse common stock split, and on December 19, 1997, our stockholders approved a one-for-five (1:5) reverse common stock split, and changed the par value of the common shares from $.01 to $.001. In January, 1997, our stockholders approved the creation of three classes of preferred stock, par value $.001, with rights and privileges to be set by the Board of Directors. The Board of Directors authorized and designated 500,000 shares of Class A Preferred Stock on February 9, 2000, but cancelled distribution of these shares by Board resolution in March, 2000.

         (b)      Security Holders

         The approximate number of record holders of shares of the our common stock as of October 31, 2000 was 1541.

         (c)      Dividends

         We have not paid dividends within the last three years and do not anticipate or contemplate paying cash dividends in the foreseeable future. We presently intend to utilize all available funds for the development and growth of its business and operations.

         (d)      Recent Sales of Unregistered Securities

         We have entered into eight transactions in the past three years involving the issuance of our unregistered securities under certain exempt transactions under the Securities Act of 1933.

         On February 4, 1997, we issued 80,000 shares of our common stock to an investment firm to in order to pay a $52,829 promissory note.

         On January 5, 1998, we issued 20,000,000 shares of our common stock to our sole officer and director in exchange for services rendered. These shares were valued at $90,000.

         On January 9, 1998, we issued 900,000 shares of our common stock in exchange for $9,000 cash consideration.

         In May and June, 1999, we issued l,227,500 shares of our common stock at a price of $1.00 per share, for a total purchase price of $1,227,500, to twenty two investors. We believe that each of these twenty two investors was an "accredited investor."

         In February, 2000, we issued 200,000 shares of our common stock at a price of $2.50 per share to Theodore Swindells, for a total purchase price of $500,000.

         In February, 2000 we issued 83,666 shares of our common stock at a price of $3.00 per share, for a total purchase price of $250,998, to eight investors. We believe that each of these eight investors was an "accredited investor".

         In August,  2000 we issued 5,500 and 56,250  shares of our common stock
to  Century  America   Promotions,   Inc.  and  Online  OTC   Review.Com,   Inc.
respectively, in connection with the provision of services.

         In connection with each of these isolated issuances of securities, each purchaser represented and warranted to us that it (i) was aware that the securities had not been registered under federal securities laws, (ii) acquired the securities for its own account for investment purposes and not with a view to or for resale in connection with any distribution for purposes of the federal securities laws, (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition, (iv) was aware that the certificate representing the securities would bear a legend restricting their transfer, and (v) was aware that there was no public market for the securities. We believe that, in light of the foregoing, and in light of the sophisticated nature of each of the acquirers, the sale of its securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemption provided under
Section 4(2) and Regulation S of the Securities Act, and the rules and regulations promulgated thereunder.

Item 6.  Selected Financial Data

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         Special Note Regarding Forward-Looking Statements. Certain statements in this report and elsewhere (such as in our other filings with the Securities and Exchange Commission ("SEC"), press releases, presentations by our management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-lookingstatements. Factors that might cause or contribute to such differences include,among others, competitive pressures, the growth rate of the banking, merchant services and electronic commerce industries, constantly changing technology and market acceptance of our products and services. The Company does not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Overview

         Digital Commerce International, Inc. is an e-commerce infrastructure company, specializing in the aggregation and vertical integration of the critical components required to build a successful e-business. This is accomplished by providing our merchant clients, primarily small to mid sized businesses, with seamless end-to-end solutions to create and manage their e-business. The services provided also service the "brick and mortar" needs of our merchant clients. We focus on four mission critical categories of service provision designed to serve merchants at all stages of the life cycle of their e-business: e-commerce enabling, Internet banking, marketing and business intelligence. Specifically, sub-categories of these four features include the following:

         o Enabling: Payment Processing & Financial Services: includes the issuance of merchant accounts to facilitate credit card acceptance, IP-based payment gateway with virtual terminal, neural network based credit card fraud mitigation, provision of complete banking packages tailored for Internet merchants, online banking, electronic bill payment, multi-currency settlement, cash management

         o Internet Storefront: includes template based website builder, website hosting, provision of a merchant account, payment gateway and shopping cart

         o Marketing: includes placement in shopping portals and search engines, direct e-mail, loyalty programs, cross advertising

         o        Intelligence:   includes  customer  relationship   management,
                  customer experience management, advanced fraud scrubbing, data mining and analysis and research

         While we own a number of the services noted above, the provision of many of the services offered by us is outsourced to partner providers, specialists in their fields. We manage our relationship with merchant clients to the degree that the technologies for these services are pre-integrated into its platform and all customer support is provided in-house allowing us to create positive customer experiences and high levels of satisfaction with our merchant clients.

         We were incorporated in 1982 as Systems Assurance Corporation. We did not conduct any active business operations from 1992 through June 15, 1999, at which time we bought Digital Commerce Inc. and focused our energies and resources in efforts to become an Internet banking and financial services company, designed to specialize in providing a variety of banking and financial services, bankcard processing, and merchant services with an emphasis on use of the Internet as the common platform for delivery.

         In August of 1999 we obtained a Class 1 Offshore Banking License from the country of St. Vincent and the Grenadines. Our facility in St. Vincent was established to provide for the settlement of the international bankcard business of our international merchant clients. Through fiscal 2000 activities of this division did not grow as expected due to the regulatory and capitalization requirements established by the Visa and Mastercard Associations for qualification for primary membership. This division did, however, generate revenues by acting as an agent for Intercontinental Financial Services, an ISO for several international banks.

         In the second quarter of the year 2000 we recognized the change of business opportunity available in the Internet market and began to change the focus of our business from the development and implementation of our own proprietary platform to a revised strategy of providing the "hub" or "switch" through which all of the services we offer could be provided to our merchant clients on a more immediate timeline. While we own a number of the services noted above, the provision of many of our services are outsourced to partner providers. These services are pre-integrated into its platform and all customer support is provided in-house allowing us to create positive customer experiences and high levels of satisfaction with its merchant clients.

         We operate through three wholly owned subsidiaries, Digital Commerce Merchant Services Inc. (DCMS), a Delaware corporation established as a domestic based Independent Sales Organization (ISO) to provide merchant bankcard transactions for domestic clients in settling credit card transactions, Digital Commerce Canada Limited (DCCL) providing technical, research and development and administrative services for us , and Digital Commerce Bank Inc. (DCB), incorporated in St. Vincent and the Grenadines and operating to settle our international bankcard processing and financial services.

         Results of Operations

         We earned operating revenues of $138,117 in the year ended October 31st, 2000. These revenues consisted primarily of commission revenues from the Company's role as a sales agent for credit card transactions. We received $4,527 of such revenues through its issuance of merchant numbers and $133,590 of such revenues as commissions received in its capacity as sales agent for organizations engaged in the processing of credit card transactions for international merchants. We hope to recognize an increase in commission revenue in the future due to the establishment and integration of its operating divisions together with increased sales and marketing efforts.

         Operating Expenses

         Our operating expenses have increased in each quarter since its acquisition of Digital Commerce Inc. in June, 1999. We believe that operating expenses will continue to increase in the future as we continue to develop, implement, and deploy its services and operations.

         General and administrative expenses for the year ended October 31, 2000 totaled $2,421,314. General and administrative expenses for the year were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications, bank licensing fees and other overhead costs, including travel and entertainment expenses.

         Liquidity and Capital Resources

         We financed its operations primarily through private placements of its common stock and convertible loan advances which provided net proceeds of approximately $1,267,000. At October 31st, 2000, we had approximately $72,953 in cash and cash equivalent in short-term investments.

         We have no material commitments, other than those employment agreements, lease agreements and consulting agreements described elsewhere herein. We hope to realize an increase in our working capital, and anticipates a substantial increase in our capital expenditures due to the anticipated expansion of our business units, in the year 2001.

         Net cash used by operating activities during the year ended October 31st, 2000 was $1,393,791. Our principal uses of cash were to fund its net loss from operations.

         Net cash used by investing activities consisted of $41,996 paid principally for acquisition of capital assets.

         Net cash provided by financing activities was $1,267,937 derived primarily from capital contributions and short-term debt. Of the capital contributions, $750,000 was recorded from private sales of restricted stock.

         We believe that the combination of revenues and capital contributions will be sufficient to fund operations for the upcoming fiscal year. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us in amounts or on terms acceptable to us. If we are unable to secure additional financing, our operating will be adversely affected and are likelihood of success could be significantly impaired.

         Impact of Inflation

         The impact that inflation may have upon us differs from the potential impact of inflation upon an industrial company, because substantially all of our assets and liabilities will be monetary in nature, and interest rates and inflation rates do not always move in concert. We believe that the impact of inflation on financial results depends upon its ability to manage interest rate sensitivity and, by such management, reduce the inflationary impact upon performance. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on our operating expenses. The actual effect of inflation on our net interest income, however, would depend on the extent to which we were able to maintain a spread between the average yield on its interest-earning assets and the average cost of our interest-bearing liabilities, which would depend to a significant extent on our asset-liability sensitivity. As discussed above, we will seek to manage the relationship between interest-sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation. The effect of inflation on our results of operations for the past three years has been minimal.

Item 8.           Financial Statements and Supplementary Data.










                      Digital Commerce International, Inc.

                        Consolidated Financial Statements

                                October 31, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Directors and Stockholders of
Digital Commerce International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Digital Commerce International, Inc. (a Delaware Corporation) and Subsidiaries as of October 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Commerce International, Inc. and Subsidiaries as of October 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Crouch, Bierwolf & Associates
Salt Lake City, Utah
March 20, 2001

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


The Directors and Stockholders of
Digital Commerce International, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Digital Commerce International, Inc. and Subsidiaries, for the period from November 17, 1998 (inception) through October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Digital Commerce International, Inc. and Subsidiaries for the period from November 17, 1998 (inception) through October 31, 1999, in conformity with generally accepted accounting principles in the United States of America.

/s/

Grant Thorton LLC

Salt Lake City, Utah
January 14, 2000


              Digital Commerce International, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                October 31, 2000

                                     ASSETS
CURRENT ASSETS
       Cash (Note A)                                                            $              72,953
       Accounts receivable,
          trade (Net of $21,514 allowance for bad debt)(Note G)                                53,641
          other                                                                                12,833
       Prepaid expenses                                                                       127,774
                                                                                ---------------------
       Total current assets                                                                   267,201

EQUIPMENT, AT COST (Net) (Note A)                                                              38,267

OTHER ASSETS
       Deposits                                                                               115,000
       Marketable securities (Note L)                                                         250,000
                                                                                ---------------------
                                                                                $             670,468
                                                                                =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Trade accounts payable                                                   $             238,313
       Accrued liabilities                                                                     46,130
       Accrued liabilities-related party (Note C)                                             406,593
       Interest payable                                                                        25,561
       Unearned revenue                                                                           490
       Notes payable (Note N)                                                                 516,937
                                                                                ---------------------
       Total current liabilities                                                            1,234,024

COMMITMENTS AND CONTINGENCIES (Notes C and E)                                                       -

STOCKHOLDERS'  EQUITY  (Notes B, K and E)  Preferred  stock,  $.001  par  value;
       500,000 shares
          authorized, 0 shares issued and outstanding                           $                   -
       Common stock, $0.001 par value; 30,000,000 shares
          authorized, 13,312,916 shares issued and outstanding                                 13,313
       Additional paid-in capital                                                           2,204,496
       Accumulated deficit                                                                 (2,832,987)
       Other comprehensive income/loss (Note M)                                                51,622
                                                                                ---------------------
       Total stockholders' equity                                               $            (563,556)
                                                                                ---------------------
                                                                                $             670,468
                                                                                =====================

         The accompanying notes are an integral part of this statement.

              Digital Commerce International, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the Year Ended

                                                        October 31,
                                                    2000             1999
-----------------------------------------------------------    ----------------
Revenues                                $           140,145    $        255,042

Operating expenses
    Salaries                            $           965,963    $        198,654
    Professional services                           680,978             195,425
    Travel                                          114,979              97,842
    Licensing fees                                   11,000              92,300
    Occupancy and telecommunications                102,718              50,230
    Advertising                                      55,319              21,919
    Depreciation and amortization                    21,219              15,873
    Website                                               -              11,691
    Interest                                         29,301                   -
    Other                                           439,837             122,928
                                        -------------------    ----------------
       Total expenses                             2,421,314             806,861

             Loss before income taxes            (2,281,169)           (551,819)

Income taxes (Note F)                                     -                   -
                                        -------------------    ----------------

             NET LOSS                   $        (2,281,169)   $       (551,819)
                                        ===================    ================

Loss per common share (Note D)
    Basic                               $             (0.17)   $          (0.06)
    Diluted                                           (0.17)              (0.06)

Weighted-average common and dilutive
   common equivalent shares outstanding
    Basic                                        13,219,326           9,111,579
    Diluted                                      13,219,326           9,111,579

         The accompanying notes are an integral part of this statement.


              Digital Commerce International, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             From November 17, 1998 (Inception) to October 31, 2000

                                                                  Additional       Other
                                         Common Stock             Paid-in        Comprehensive    Accumulated
                                      Number        Amount       Capital           Income/Loss      Deficit
----------------------------------------------- ------------ --------------- -----------------  ----------------
Balance at November 17,
   1998 (inception)                        10     $     -         $   371         $      -            $      371

Recapitalization of
       Company (Note B)            11,739,990      11,740         (12,240)               -                  (500)

Issuance of common stock
       for cash                     1,227,500       1,227       1,226,273               -              1,227,500

Net loss                                  -            -                -                               (551,819)
                                --------------- ------------ --------------- -----------------   ---------------

Balance at
       October 31, 1999            12,967,500      12,967       1,214,404                                675,552

Issuance of common stock
       for cash (Note K)              283,666         284         750,716               -                     -

Issuance of common stock
       for services (Note K)           61,750          62         239,376               -                     -

Other Comprehensive Income/Loss: (Note M)
    Foreign Currency
       Translation                          -           -               -           (8,378)                   -

    Unrealized Gain on available
       for Sale Securities                  -           -               -           60,000                    -

Net loss                                    -           -               -                -            (2,281,169)
                                        ------       -------         -----          -------           -----------


Balance at
       October 31, 2000            13,312,916    $ 13,313    $  2,204,496     $     51,622         $  (2,832,987)
                                ==============  ===========  ==============  =================  ================

         The accompanying notes are an integral part of this statement.

              Digital Commerce International, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years ended October 31,
Increase (decrease) in cash                                          2000                  1999
                                                              -------------------    ----------------
    Cash flows from operating activities
       Net loss                                               $        (2,281,169)   $       (551,819)
       Adjustments to reconcile net loss to net cash
         used in operating activities
          Depreciation and amortization                                    21,219              15,873
          Gain from sale of fixed assets                                     (680)                  -
          Stock for services                                              239,438                   -
          Foreign currency translation                                     (8,378)                  -
       Changes in assets and liabilities
          Accounts receivable                                             205,570            (272,044)
          Deposits                                                         88,731            (203,731)
          Prepaid expenses                                               (124,131)                 -
          Accounts payable & accrued liabilities                          465,609             242,559
                                                                -------------------    ----------------
              Total adjustments                                           887,378            (217,343)
                                                                          -------          ------------
               Net cash used in
                operating activities                                   (1,393,791)           (769,162)
                                                                        ----------         ------------

    Net cash flows from investing activities -
       Purchase of property and equipment                                 (41,996)            (27,535)
       Purchase of marketable securities                                 (190,000)                 -
                                                              -------------------    ----------------
         Net cash used in investing activities                           (231,996)            (27,535)

       Net Cash flows from financing activities
       Proceeds from issuance of common stock                             751,000           1,227,500
       Proceeds from notes payable                                        516,937               -
                                                              -------------------    ----------------
          Net cach used in financing activities                         1,267,937           1,227,500

                Net increase in cash                                     (357,850)            430,803

Cash at beginning of year                                                 430,803               -
                                                              -------------------    ----------------
Cash at end of year                                           $            72,953    $        430,803
                                                              ===================    ================

Supplemental disclosures of cash flow information:
       Cash Paid For:
          Interest                                            $             -        $          -
          Taxes                                               $             -        $          -

Noncash investing and financing activities

         On June 15, 1999, the Company acquired Digital Commerce, Inc. in a transaction accounted for as a reverse acquisition (Note B).

         In August, 2000, the Company issued 61,750 shares of common stock for services rendered for the Company. (Note K).

         The accompanying notes are an integral part of this statement.

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

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

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          6. Depreciation and amortization

         Property and equipment are recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized.

         Property and equipment consists of the following:
                                             October  31,
                                                 2000
                                          ------------------
         Computer & Office Equipment      $        57,840
         Less: Accumulated Depreciation           (19,573)
                                           -----------------
                                          $        38,267
                                          ===============

         Depreciation is based on the estimated useful life of the asset on a straight line basis over 2 to 5 years.

         Depreciation and Amortization expense for 2000 and 1999 was $21,219 and $15,873, respectively.

          7. Fair value of financial instruments

         The carrying value of the Company's accounts and related party receivables, marketable securities, accounts payable, accrued liabilities and notes payable approximate their fair values.

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

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B - RECAPITALIZATION

         In June 1999 the Company changed its name from Systems Assurance Corporation to Digital Commerce International Inc. On June 15, 1999 the Company acquired Digital Commerce Inc. (DCI), a Nevis Corporation based in Vancouver, Canada. DCI was originally formed on November 17, 1998. DCI was acquired through the issuance of 5,000,000 shares of the Company's common stock and 500,000 shares of the Company's preferred stock to the shareholders of DCI in exchange for all of the outstanding common stock DCI. The acquisition agreement indicates that each preferred share will carry 10 votes at shareholder meetings, and will have the same rights to dividends and other distributions as a common share. Once the Company has achieved gross transaction volume of $240 million (the "Trigger Event"), each preferred share will be convertible at the option of its holder into 10 common shares. The conversion right will expire if the "Trigger Event" has not occurred by the end of the Company's second complete fiscal year following the acquisition. The preferred shares were never used in the acquisition.

         The combination of Digital Commerce International, Inc. and Digital Commerce Inc. was recorded as a reverse acquisition of Digital Commerce International Inc. As such, the historical financial statements of Digital Commerce, Inc., the accounting acquirer, are presented. After the reverse acquisition there were 11,740,000 shares of common stock outstanding with approximately 57 percent of those shares being held by former stockholders of the Company.

NOTE C - COMMITMENTS AND CONTINGENCIES

1.       Employment agreements

         The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements increase from $250,000 in the first year to $450,000 annually over five years. The agreements are exclusive of bonuses, benefits, and other compensation. The Company currently owes $406,593 in unpaid wages and other advances made with two of the officers of the Company.

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE C - COMMITMENTS AND CONTINGENCIES (continued)

     Litigation

          The Company is engaged in certain litigation in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate outcome of this litigation should not have a material impact on its financial position.

         Office Lease

         During the year, the Company entered into a lease agreement for office space in Vancouver, British Columbia. The lease is for a period of five years at a monthly rent of $6,586 ($6,537 CND rent, $2,860 CND operating costs and $689 CND tax). Total lease obligation for real estate for the term of the lease is as follows:

         Fiscal year ended
         2001                               $      79,032
         2002                                      79,032
         2003                                      79,032
         2004                                      79,032
         2005                                      39,516

         Lease obligations stated in U.S. dollar amounts will fluctuate with the currency exchange rate of the Canadian dollar. The Company is currently subleasing space to a related party on an as needed basis for $2,000 CND per month.

4.       Operating Lease

         The Company has one operating lease for an automobile used in the business. The terms of the lease are as follows:

         Operating lease obligation to a corporation, lease payment of $592 ($907 CND) per month for 36 months beginning in March 1999.

         Total future operating lease payment obligation for automobiles:
          For the Fiscal Year Ended:
          2001                  $         7,104
          2002                            2,960
                                ----------------
                                $        10,064

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE C - COMMITMENTS AND CONTINGENCIES (continued)

5.       Consulting Agreements

         The Company has entered into two different contracts for consulting and promotional services as follows:

         Contract #1:
         Term: Two years, with the option to cancel after the first six months with five days notice.
         Cost: 225,000 shares, 56,250 up front for the first six months, 28,125 for each succeeding three month period for total of 225,000 shares.

         The shares issued for this contract have been classified as prepaid expense for services to be provided beyond October 31, 2000.

         Contract #2:
         Term: One year
         Cost: 5,500 shares, paid in full up front. Contract also calls for a finders fee of 3% of any funds arranged by a third party financing agreement. (The 3% fee arrangement is for a period of five years).

         The shares issued for this contract have been classified as prepaid expense for services to be provided beyond October 31, 2000.

         Future minimum costs on future outlay of stock under these contracts can only be determined by the fair market value of stock at the time of issuance.

NOTE D - LOSS PER COMMON SHARE

         The following data show the shares used in computing loss per common share including dilutive potential common stock.

                                                            2000         1999
                                                      -------------   ----------
    Common shares outstanding during the entire period 9,111,579 6,740,010 Weighted-average common shares
         issued during the period                         4,107,747    2,371,569
                                                      -------------   ----------
    Weighted-average number of common
         shares used in basic EPS                        13,219,326    9,111,579
    Dilutive effect of options                                -            -
                                                      -------------   ----------
    Weighted-average number of common
           shares and dilutive potential common
             stock used in diluted EPS                   13,219,326    9,111,579
                                                      =============   ==========

       Shares from the exercise of the outstanding options (Note E) were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the years ended October 31, 1999 and 2000.

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

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

          The Company has granted options to purchase 2,516,610 shares of the Company's common stock. The options were granted to the following:

                                                                     Shares
-------------------------------------------------------------------------------
         Advisory board                                                40,000

         Executive officers, including officers who are directors   1,550,000

         Other employees                                              926,611
                                                                  -----------
                                                                    2,516,611

         The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS
123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would have not changed.

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE E - OPTIONS (continued)

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

         Changes in the Company's stock options are as follows:

                                                                                                Weighted-
                                                                                                  average
                                                          Stock              Exercise            exercise
                                                          options             price               price
----------------------------------------------------------------------   -----------------    --------------
         Outstanding at November 1, 1999                     1,530,000   $       0.50-3.00    $         0.68
          Granted                                            1,218,000          0.50-10.00              0.98
          Exercised                                                  -                   -                 -
          Canceled or expired                                  231,389           0.50-3.00              1.36
                                                     -----------------   -----------------    --------------
       Outstanding at October 31, 2000                       2,516,611   $      0.50-10.00    $         0.76
                                                     =================   =================    ==============
       Exercisable at October 31, 2000                       2,116,611   $      0.50-10.00    $         0.71
                                                     =================   =================    ==============

       A summary of the status of the options outstanding under the Company's stock option plan at October 31, 2000 is presented below:

                                      Weighted-
                                      Average                     Weighted-                       Weighted-
                                     Remaining    Contractual      Average                         Average
              Range of                 Number       Life          Exercise         Number         Exercise
             Exercise prices        Outstanding     (years)        Price         Exercisable      Price
-----------------------------  ---------------- ------------- -------------  ---------------   -------------

      $ 0.50 - $ 0.99                 1,468,055          8.67 $        0.50        1,468,055   $        0.50
      $ 1.00 - $ 3.00                 1,045,556     8.67-10.0          1.15          645,556            1.25
      $ 3.01 - $10.00                     3,000           9.5         10.00            3,000           10.00
                               ---------------- ------------- -------------  --------------- ----------------

                                      2,516,611                                    2,116,611
                               ================                              ===============

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE F - INCOME TAXES

         The Company has sustained a net operating loss in the period presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the period presented. The increase in the valuation allowance was $835,362 for the year ended October 31, 2000.

         As of October 31, 2000, the Company had net operating loss carryforwards for tax reporting purposes of approximately $2,628,000 in various taxable jurisdictions. The taxable jurisdictions, estimated net operating losses, and beginning expiration dates are as follows: United States, $1,908,000, 2016, Canada, $720,000, 2006. Utilization of approximately $39,000 of the total net operating loss is dependent on the profitable operation of Digital Commerce International, Inc. in the future under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership according to the US Internal Revenue Code.

         Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following:

       Computed tax benefit                                        $   (966,152)
       Foreign net operating losses with no current tax benefit         130,790
       Change in valuation allowance                                    835,362
                                                                  -------------
                                                                   $          -
                                                                  =============

       Deferred income tax assets and liabilities are as follows:

        Deferred tax assets
        Benefit of net operating loss carryforwards - U.S.         $    648,840
        Benefit of net operating loss carryforwards - Foreign           331,160
                                                                  -------------
                                                                        980,000
        Less valuation allowance                                       (980,000)
                                                                  -------------
        Net deferred tax asset (liability)                          $         -
                                                                  =============

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE G - CONCENTRATIONS AND PRIMARY CUSTOMERS

       The Company's financial instruments that are exposed to concentration of credit risk consist primarily of accounts receivable.

       Approximately 92 percent of accounts receivable are with one customer. The Company routinely evaluates the financial strength of its customers and monitors each account to minimize the risk of loss.

NOTE H - BUSINESS SEGMENTS

       The Company has two reportable segments for the year ended October 31, 2000, namely processing services and banking services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of each segment based on earnings or loss from operations. Identifiable assets by segment are reported below. The Company allocates certain general and administrative expenses, consisting primarily of management and utilities.

                                           Processing      Consolidated
                                          Services           Balance
                                     ----------------   ---------------
       Revenues                      $        134,779   $       134,779
       Operating loss                        (134,492)         (134,492)
       Administration expense                   -            (2,146,677)
                                     ----------------   ---------------
           Net loss                  $            N/A   $    (2,281,169)
                                     ================   ===============

    Identifiable assets
                                 Processing                       Consolidated
                                  Services         Corporate         Balance
                              -------------   ----------------  --------------

       Current assets         $      50,911   $        216,290  $      267,201
       Non-current assets           115,000            250,000         365,000
       Capital assets                 -                 38,267          38,267
                              -------------   ----------------  --------------
       Total assets           $     165,911   $        504,557  $      670,468
                              =============   ================  ==============

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE I - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to obtain funding from short term loans and long term equity funding and also find other businesses to merge or acquire.

NOTE J - SUBSEQUENT EVENTS

         In 2001, the Company announced its purchase of selected assets of iShopper Internet Services, Inc. and 250,000 shares of EnSurge, Inc., the parent company of iShopper Internet Services, Inc. The purchase price of the assets is
1) 925,926 shares of Company common stock, 2) $250,000 cash, and 3) a convertible promissory note in the amount of $500,000. The price of the EnSurge shares is 925,926 of Company common stock.

NOTE K - COMMON STOCK TRANSACTIONS

       In 2000, the Company issued stock for both cash and services as follows:

         - 83,666 shares of stock were sold in a private placement for $3 per share for total proceeds of $251,000

         - 200,000 shares of stock were sold in a private placement for $2.50 per share for total proceeds of $500,000

         -        61,750  shares  of  stock  were  issued  for   consulting  and
                  promotional fees at average price of $3.88 per share.

NOTE L - CONCENTRATION OF RISK - MARKETABLE SECURITIES

         One of the primary assets of the Company is 1,000,000 shares of marketable securities of one stock that is considerably volatile in its pricing and limited trading volume. The stock held by the Company is currently restricted, and the Company must go through the proper legal procedures to remove the restrictive legend to trade in the open market. The quoted stock price as of the financial statement date was $.25 per share (free trading), but has since lost a considerable amount of its value since then; the current trading value of the stock was quoted at between $.12 and $.06 one week before the audit report date. This type of stock is considered highly volatile and wide swings of the stock price can produce large gains and losses in the value of this investment.

              Digital Commerce International, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000

NOTE L - CONCENTRATION OF RISK - MARKETABLE SECURITIES (Continued)

         Investments at October 31, 2000 are as follows:
                                                                     Estimated
                                                         Unrealized  Fair Market
                                                Cost      Gains      Value
------------------------------------------------------- ------------ -----------

       Total available for sale securities  $   190,000   $ 60,000    $ 250,000

NOTE M - OTHER COMPREHENSIVE INCOME/LOSS

    As of January 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires other comprehensive income to include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain or loss from available-for-sale securities.

A summary of the components of other comprehensive income for the year ended October 31, 2000 is as follows:

                                        Before-Tax     Income        After-Tax
                                          Amount       Tax            Amount
                                        -----------  -----------   -------------

Foreign Currency Translation             $ (8,378)  $      -      $     (8,378)
Net change in unrealized gain (loss)
    on available-for-sale securities       60,000          -            60,000
                                         ---------  -----------   -------------
Other Comprehensive Income               $ 51,622   $      -      $     51,622
                                         =========  ===========   =============

NOTE N - NOTES PAYABLE

    During the year 2000, the Company acquired short operating loans from various individuals and corporations to assist in the operations of the Company. All loans are short term (less than 12 months) and carry an interest rate of from 8% to 18%. All loans are unsecured.

    Currently, some of the loans are past due, and the Company is currently in negotiations to extend the terms of the loans.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         Our directors, executive officers and key employees, as of the date hereof, and their respective ages and positions with the Company, are set forth below. Biographical information for each of the senior management members and directors is also presented below. There are no family relationships between or among any of our directors or executive officers. Our board of directors is currently comprised of two members. Executive officers are chosen by, and serve at the discretion of, the board of directors:

         (a)      Directors and Executive Officers

         MICHAEL Y. H. KANG - CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT. Michael Y.H. Kang, 42, a resident of Vancouver, British Columbia, is the Company's Chairman and Chief Executive Officer, and is a cofounder of Digital Commerce Inc., which the Company acquired in June, 1999. Born in Korea, Mr. Kang spent his early years in Korea and Brazil, then moved to Toronto where he earned a Bachelor of Commerce degree from the University of Toronto in 1981. He was hired by Continental Illinois National Bank and Trust Company of Chicago to the position of foreign exchange trader and credit analyst, stationed in Seoul, Korea. Subsequently, Mr. Kang returned to Canada to assume the position of General Manager of his family's chain of convenience stores. When the stores were eventually sold, Mr. Kang moved to Phoenix, Arizona and purchased Prisma Graphics Inc., a sheet feed printer in the State of Arizona. In 1995, Mr. Kang returned to Vancouver to co-found several private investment and capital management firms, subsequently leading to the development of Digital Commerce International, Inc.

         Mr. Kang's term of office as a director is until the next annual meeting of stockholders. He has served as a director since June 15, 1999.

         JOHN W. COMBS - DIRECTOR, EXECUTIVE VICE PRESIDENT AND SECRETARY. Jack Combs, 55, a resident of Vancouver, British Columbia, is the Company's Executive Vice-President and Secretary and is a co-founder of Digital Commerce Inc., which the Company acquired in June, 1999. In collaboration with Mr. Kang, Mr. Combs co-founded several private investment and capital management firms and is a shareholder in Combs Group, a family commercial real estate corporation in Toronto. He is also the owner of Combs Realty Inc., a Vancouver based real estate and development Company which has been involved in all phases of the development process, including planning, financing, development, construction management and marketing. Born in New York, Mr. Combs moved with his family to Toronto where he earned a Bachelor of Arts degree from the University of Toronto in 1969.

         Mr. Combs' term of office as a director is until the next annual meeting of the Company's stockholders. He has served as a director since June 15, 1999.

          (c)     Involvement in Certain Legal Proceedings

         We are not aware of any material legal proceedings involving any director, director nominee, promoter, or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or finding of securities or commodities law violations.

         (d)      Section 16(a): Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and persons owning ten percent of the Company's common stock (collectively, "Reporting Persons") to file reports of ownership with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Reporting Persons during fiscal year 2000 complied on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

Item 11.          Executive Compensation

         Summary Compensation Table

         We did not conduct active business operations from 1992 through June 15, 1999. The following table summarizes the total compensation of the Chief Executive Officer and our other most highly compensated executive officers (collectively, the Named Executive Officers") earning in excess of $100,000 for the year ended October 31, 2000.

         (Note: Kang and Combs were paid only through June 2000 - no further salary has been paid to Kang or Combs since June 2000 - suggesting that in settlement of contracts unpaid salaries be settled in our common stock for the amounts outstanding - Note Item 7 above in body of MD&A - therefore no one paid over $100,000 in fiscal 2000.)

Name and Principal     Year   Salary $      Unpaid    Other Annual    Securities
Underlying Position            Paid       Contract   Compensation   Options/SARS
                      ------  ---------   --------- --------------- ------------

Michael Y H Kang       2000  $  80,000    $ 186,667       -            200,000
CEO

John W. Combs          2000  $  80,000    $ 186,667       -            200,000
Executive VP

         The additional compensation received reflects an automobile allowance.

         The salary and other annual compensation amounts in the table above represent annualized amounts for the period between November 1, 1999 to October 31, 2000.

         Stock Option Grants

         The following table provides information relating to stock options awarded to each of the Named Executive Officers during the fiscal year ended October 31, 2000.

         Individual Grants

                                                                                  Potential Realizable
                                                                                Value at Assumed Annual
                        Number of    Percent of Total                          Rate of Stock Appreciation
Name                    Securities       Options                                          for
                        Underlying       Granted          Exercise                    Option terms
                         Options     to Employees in      Price Per
                       Granted (#)     Fiscal Year        Share (2)
                                                                    Expiration
                                                                       Date          5% ($)            10% ($)
------------------------------------- ---------------- ------------ -------------------------------------------------

Michael Y H Kang         200,000          19.84%      $     1.00     9/29/2010  $      291,650     $     443,294


John W. Combs            200,000          19.84%      $     1.00     9/29/2010  $      291,650     $     443,294


         (1) Based on options for an aggregate of 2,516,611 shares of common stock granted during the fiscal year ended October 31, 2000.

         (2) On the date of the grant of the options for the shares of common stock, our Board of Directors estimated that the fair market value of that stock to be $0.94.

         (3) Potential realizable value is based on the assumption that the shares of our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

         Fiscal Year-End Option Value

         The following table provides information regarding the number and value of options to acquire shares of common stock held by the Named Executive Officers on October 31, 2000.

         Number of Securities

Value of Unexercised                              Underlying Unexercised
In-the-Money
Options at                                        Options at
Fiscal Year-End (#)                               Fiscal Year-End

--------------------------------------------------------------------------------
Name                 Exercisable  Unexercisable    Exercisable     Unexercisable

Michael Kang              0          775,000            0        $   431,250
John Combs                0          775,000            0        $   431,250

         (1) For purposes of determining the values of the options held by the Named Executive Officers, we assumed that the shares of common stock underlying the option granted had a value of $0.75 per share on October 31, 2000, which is the estimated fair market value the Board of Directors attributed to that stock on October 31, 2000. The option value is based on the difference between the fair market value of such shares on October 31, 2000, and the option exercise price per share, multiplied by the number of shares subject to the options.

         Employment Agreements

         We have adopted a policy of entering into employment agreements with each of its senior management and key personnel, and have either entered into an employment agreement with each of those persons or have approved the terms of such agreements. The employment agreements generally have initial terms of five years. Under the agreements, the employee is entitled to a base salary ($250,000 for Mr. Kang, $250,000 for Mr. Combs), plus incentive bonuses (as determined by the Board of Directors), standard benefits such as health and life insurance, and reimbursement of reasonable expenses. The base salary payable to Mr. Kang and Mr. Combs increases by $50,000 every year to a maximum of $450,000. The agreements also provide for moving allowances in some instances. The employment agreements for a number of our senior management also provide for the grant of options.

         We may terminate the employment contracts for cause (which is defined in the agreements) or without cause. In addition, the employee can terminate the contract on notice to us ranging from 90 to 180 days. If the contract is terminated without cause or as a result of a "change of control," as defined in the agreements, the employee is entitled to receive severance pay of up to 36 months salary, depending on the particular agreement. The agreements also contain non-competition, non-solicitation and assignment of inventions provisions which we believe are consistent with industry practice.

         Limitations of Liability and Indemnification

         Our Certificate of Incorporation limits the personal liability of directors and officers for monetary damages to the maximum extent permitted by Delaware law. Under Delaware law, such limitations include monetary damages for any action taken or failed to be taken as an officer or director except for (i) an act or omission that involves intentional misconduct or a knowing violation of the law, or (ii) payment of improper distributions.

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

         Our Bylaws provide that, to the full extent permitted by its Certificate of Incorporation and the Delaware General Corporation Law, we will indemnify (and advance expenses to) its officers, directors and employees in connection with any action, suit or proceeding (civil or criminal) to which those persons are made party by reason of their being a director, officer or employee. Any such indemnification is in addition to the advancement of expenses.

         Compensation of Directors

         Directors do not receive cash compensation for serving on the Board of Directors or any committee of the Board, or for any other services rendered to us in their capacity as our directors, but are reimbursed for expenses they incur in connection with attending Board or committee meetings. There are no other arrangements for compensation to the Board of Directors' members.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

         The table below sets forth information, as of October 31, 2000, with respect to beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of its outstanding common stock, by each of its directors, by each Named Executive Officer, and by all of the Company's officers and directors as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Title of Class      Name of Beneficial Owner             Amount and Nature of
Percent of Class                                         Beneficial Owner

Common              John W. Combs (1)                    1,845,000
14.22%              300 - 1199 West Hastings Street
                    Vancouver, British Columbia
                    V6E 3T5

Common              Michael Y.H. Kang (2)                1,845,000
14.22%              300 - 1199 West Hastings Street
                    Vancouver, British Columbia
                    V6E 3T5



         (1) Includes 1,845,000 shares held by West Point Asset Management Ltd for the benefit of Mr. Combs and his family.

         (2) Includes 1,845,000 shares held by Raging Bull Asset Management Ltd for the benefit of Mr. Kang and his family.

(b)      Security Ownership of Named Executive Officers

Title of Class       Name of Beneficial Owner            Amount and Nature of
Percent of Class                                         Beneficial Owner

Common               John W. Combs (1)                   1,845,000
14.22%               300 - 1199 West Hastings Street
                     Vancouver, British Columbia
                     V6E 3T5

Common               Michael Y.H. Kang (2)               1,845,000
14.22%               300 - 1199 West Hastings Street
                     Vancouver, British Columbia
                     V6E 3T5



Item 13. Certain Relationships and Related Transactions

         Digital Commerce Bank Inc. is the holder of our bank charter. John W. Combs, as nominee of our bank, applied for the bank charter and contributed the charter to our bank once the application was approved. Following the contribution, the capital securities of Digital Commerce Bank were transferred to the Company.

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

         (c)      Exhibits

                                INDEX TO EXHIBITS

Exhibit    Exhibit                                               Page
No.

3.1*     Certificate of Incorporation of EZ Data Systems, Inc.
3.2*     Bylaws
3.3* Certificate of Amendment of Certificate of Incorporation of EZ Data Systems, Inc.
3.4* Certificate of Amendment of Certificate of Incorporation of Systems Assurance Corporation.
3.5* Certificate of Amendment of Certificate of Incorporation of Systems Assurance Corporation.
3.6* Certificate of Amendment of Certificate of Incorporation of Systems Assurance Corporation.
3.7* Certificate of Ownership and Merger Merging EZ Data, Inc. into EZ Data Systems, Inc.
3.8*     Certificate   of  Ownership  and  Merger  Merging   Systems   Assurance
         Corporation into Unidata Systems, Inc.
4.1* Certificate Establishing and Designating the Rights, Preferences and Restrictions of Series A Preferred Stock of Digital Commerce, Inc.
10.1* Acquisition Agreement by and between Assurance Corporation and Digital Commerce, Inc.
10.2*    1999 Stock Option Plan
10.3*    Employment Agreement with Michael Kang
10.4*    Employment Agreement with John W. Combs
10.5*    Humboldt Bank Independent Sales Organization (ISO) Agreement
10.6     University Bank Agreement
10.7     Presinet Referral Agreement
10.8     Agreement with iTransact
10.9     FiNet Resellers Agreement
21.1*    Subsidiaries of the Registrant

     * Incorporated by reference to the Annual Report filed on Form 10-K on February 14, 200

         (d)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Digital Commerce International, Inc.



March 23, 2001             By: /s/ Michael Y H Kang
                               ------------------------------
                            Michael Y H Kang
                            Chairman and Chief Executive Officer

                            Digital Commerce International, Inc.



March 23, 2001             By: /s/ John W. Combs
                               ------------------------------
                            John W. Combs
                            Director and Executive Vice President,
                            Principal Financial Officer

                            DIRECTORS



March 23, 2001             By: /s/ Michael Y H Kang
                               ------------------------------
                            Michael Y H Kang




March 23, 2001             By: /s/ John W. Combs
                               ------------------------------
                            John W. Combs