Form 10QSB
period 2001-01-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2001-03-30
CIK 705581

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    DIGITAL COMMERCE INTERNATIONAL, INC.



For the quarter ended January 31, 2001      Commission file number 0-011228
                      ----------------                            ---------


         Delaware                                           02-0337028
-------------------------------                       ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No)


            300-1199 West Hastings Street
                 Vancouver, BC,                                    V6E3T5
---------------------------------------                         -----------
(Address of Principal Executive Offices)                         (Zip Code)


                               (604) 899-0411
                       ------------------------------
                      (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
         -----      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As of March 26, 2000, the number of shares outstanding of the registrant's only class of common stock was 13,312,916.

                             Table of Contents

                                                                      Page
                                                                    -------

PART I - FINANCIAL INFORMATION
-------------------------------

Item 1  Condensed Financial Statements

      Consolidated Balance Sheets for January 31, 2001
      and October 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . .3

      Consolidated Statements of Operations for the First
      Quarter Ended January 31, 2001 and October 31, 2000. . . . . . . . .4

      Consolidated Statements of Cash Flows for the First
      Quarter ended January 31, 2001 and 2000. . . . . . . . . . . . . . .5

      Notes to Condensed Consolidated Financial Statements . . . . . . . .6

Item 2  Managements Discussion and Analysis of Results of Operations,
     Cash Flow and Financial Condition . . . . . . . . . . . . . . . . . .9


PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 11



           Digital Commerce International, Inc. and Subsidiaries
                         CONSOLIDATED BALANCE SHEET

                                   ASSETS

                                                      January 31,  October 31,
                                                          2001         2000
                                                  ------------ ------------
CURRENT ASSETS
  Cash (Note A)                                   $        -   $     72,953
  Accounts receivable,
    trade (Net of $0 and $21,514
     allowance for bad debt)                               -         53,641
     other                                              22,138       12,833
  Prepaid expenses                                         -        127,774
                                                  ------------ ------------
  Total current assets                                  22,138      267,201

EQUIPMENT, AT COST (Net)                                32,603       38,267

OTHER ASSETS
  Deposits                                             115,000      115,000
  Marketable securities                                140,000      250,000
                                                  ------------ ------------
                                                  $    309,741 $    670,468
                                                  ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank Overdraft                                  $      1,761 $        -
  Trade accounts payable                               311,392      238,313
  Accrued liabilities                                   37,561       71,691
  Accrued liabilities-related party                    607,821      406,593
  Unearned revenue                                         -            490
  Notes payable                                        463,000      516,937
                                                  ------------ ------------
  Total current liabilities                          1,421,535    1,234,024

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
    500,000 shares authorized, 0 shares
    issued and outstanding                        $        -   $        -
  Common stock, $0.001 par value;
    30,000,000 shares authorized,
    13,312,916 shares issued and
    outstanding                                         13,313       13,313
  Additional paid-in capital                         2,204,496    2,204,496
  Accumulated deficit                              (3,271,225)  (2,832,987)
  Other comprehensive income/loss                     (58,378)       51,622
                                                  ------------ ------------
  Total stockholders' equity                      $(1,111,794) $  (563,556)
                                                  ------------ ------------
                                                  $    309,741 $    670,468
                                                  ============ ============

       The accompanying notes are an integral part of this statement
                                     3


           Digital Commerce International, Inc. and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended
                                                         January 31,
                                                     2001        2000
                                                  ------------ ------------
Revenues                                          $        547 $     33,706

Operating expenses
  Salaries                                             215,306      112,496
  Professional services                                135,301      171,236
  Travel                                                16,516       32,375
  Licensing fees                                         3,100       15,338
  Occupancy and telecommunications                      32,305       18,922
  Advertising                                               -         8,935
  Depreciation and amortization                          6,059        3,609
  Website                                                   -         3,287
  Other                                                 30,198       62,150
                                                  ------------ ------------
                                                       438,785      428,348
                                                  ------------ ------------

  Loss before income taxes                           (438,238)    (394,642)

Income taxes                                              -            -
                                                  ------------ ------------

      NET LOSS                                    $  (438,238) $  (394,642)
                                                  ============ ============
Loss per common share
      Basic                                       $     (0.03) $     (0.03)
      Diluted                                           (0.03)       (0.03)

Weighted-average common and dilutive
  common equivalent shares outstanding
      Basic                                         13,312,916   13,183,396
      Diluted                                       13,312,916   13,183,396




 The accompanying notes are an integral part of these financial statements


           Digital Commerce International, Inc. and Subsidiaries
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   January 31,  October 31,
                                                        2001         2000
                                                   ------------ ------------
Increase (decrease) in cash
 Cash flows from operating activities
   Net loss                                         $(438,238)   $(394,642)
    Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                       6,059        3,609
     Changes in assets and liabilities
      Accounts receivable                               44,337        8,491
      Prepaid expenses/shareholder receivables         127,774      (7,534)
      Deposits                                              -        85,000
      Trade accounts payable                            74,840     (60,443)
      Accrued liabilities                              168,533        4,833
      Unearned revenue                                     470           -
                                                  ------------ ------------
        Total adjustments                             (16,225)       33,956
                                                  ------------ ------------
        Net cash used in
         operating activities                         (16,225)    (360,686)
                                                  ------------ ------------
Net cash flows used in investing activities -
   purchase of equipment                               (2,791)      (2,078)
                                                  ------------ ------------
Net cash flows from financing activities
   proceeds from issuance of common stock                   -       756,000
   payment of notes payable                           (53,937)           -
                                                  ------------ ------------
        Net increase in cash                          (72,953)      393,236

Cash and cash equivalents
  at beginning of period                               72,953      430,803
                                                  ------------ ------------
Cash and cash equivalents at end of period        $         -  $    824,039
                                                  ============ ============



       The accompanying notes are an integral part of this statement




           Digital Commerce International, Inc. and Subsidiaries
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2001 and 2000

NOTE A - ACCOUNTING POLICIES

     The consolidated financial statements for the interim period ended January 31, 2001 has been prepared in accordance with the accounting policies described in the Company's Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim period.

NOTE B - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. This report on Form 10-Q for the three months ended January 31, 2001 and 2000 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000. The results of operations for the three months ended January 31, 2001 may not be indicative of the results that may be expected for the year ending October 31, 2001.

NOTE C - BUSINESS ACTIVITY

     Digital Commerce International Inc. (the Company) is a Delaware corporation that has been inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. and began operations.

Note D - NET EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the three months ended January 31, 2001 and 2000.

           Digital Commerce International, Inc. and Subsidiaries
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         January 31, 2001 and 2000

Note D - NET EARNINGS (LOSS) PER SHARE (continued)

     The following data show the shares used in computing loss per common share including dilutive potential common stock:

     Common shares outstanding during the entire period          13,312,916
     Weighted-average shares paid for, but not issued
      during the period                                               -
                                                               ------------
     Weighted-average number of common shares
      used in basic EPS                                          13,316,916
                                                               ------------
     Dilutive effect of options                                       -
     Weighted-average number of common shares and dilutive
       potential common stock used in diluted EPS                13,312,916
                                                               ============

     Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the three months ended January 31, 2001.

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

Overview
--------
     The Company is engaged is the business of transaction processing for e-commerce merchants and the provision of other e-commerce enabling solutions, with an emphasis on Internet based financial services. The Company was incorporated in July 1982 as Systems Assurance Corporation. From 1992 through June 15, 1999, the Company did not conduct any active business operations, but pursued business opportunities to merge with or acquire other businesses. On June 15, 1999, the Company entered into an agreement for the acquisition of all the outstanding capital securities of Digital Commerce Inc., a financial services organization. As a result of the acquisition, Digital Commerce Inc. became the Company's wholly-owned subsidiary and the former shareholders of Digital Commerce Inc. became the Company's majority shareholders. At that time, the Company was renamed from Systems Assurance Corporation to Digital Commerce International, Inc.

     Since June 15, 1999, all of the Company's revenue has been derived from fees and commissions charged on the establishment and setup of new merchant accounts and the transaction processing volume generated by these merchants.

Results of Operations
---------------------
     General and administrative expenses for the three months ended January 31, 2001 totaled $438,785. These general and administrative expenses were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications, occupancy, bank licensing fees and other overhead costs, including travel and entertainment expenses. This number includes such non-cash expense items as the accrual of salaries for the Company's executive officers ($150,000) as no salary payments were made to the executive officer during this period, and the pre-payment for third party professional services by way of restricted common shares of the Company ($124,000). The Company believes that its general and administrative expenses have stabilized and will remain constant as the Company continues to develop, implement and deploy it's services and operations.


Liquidity and Capital Resources
-------------------------------

     The Company has no material commitments, other than those employment agreements described in the 10-K. The Company hopes to realize an increase in its working capital, and anticipates a substantial increase in its capital expenditures due to the anticipated expansion of its business units, in the year 2001.

     Net cash used by operating activities during the quarter ended January 31, 2001 was $16,225. The Company's principal uses of cash were to fund its net loss from operations.

     Management believes that future revenues to the Company will be generated from the array of services the Company provides to its merchant clients. The Company is focused on building its client base to use the services it provides on a recurring fee basis. At the current rate of growth of this client base management believes that the Company will be making sufficient revenue to cover its cost of operations by the 4th quarter of 2001.

     To the extent that the Company requires additional funds to support its operations or the expansion of its business, the Company may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amount or on terms acceptable to us.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The following exhibits are filed with this report.


     (b) A report on Form 8-K was filed on March 23, 2001, with respect to the dismissal of the accounting firm of Grant Thorton LLP and the appointment of Crouch, Bierwolf & Associates as the registrant's independent public accountants.








                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIGITAL COMMERCE INTERNATIONAL,INC.


                                            /S/ Michael Y.H. Kang
Date: March 28, 2001                         --------------------------------
                                            Michael Y. H. Kang, President