Form 10-Q
period 2001-04-30
DIGITAL COMMERCE INTERNATIONAL INC
filed 2001-06-22
CIK 705581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

DIGITAL COMMERCE INTERNATIONAL, INC.

For the quarter ended April 30, 2001 Commission file number 0-011228

Delaware 02-0337028

(State or other jurisdiction of (I.R.S. Employer Identification No)

incorporation or organization)

300  1199 West Hastings Street

Vancouver, B.C.                                          V6E 3T5

(Address of Principal Executive Offices)     (Zip Code)

(604) 899-0411

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

As of June 18, 2001, the number of shares outstanding of the registrant's only class of common stock was 23,950,895 .

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

Consolidated Balance Sheets for April 30, 2001 (unaudited) and the year ended October 31, 2000    1

Consolidated Statements of Operations for the three months and six months ended April 30, 2001 (unaudited) and April 30, 2000 (unaudited)                                                                                                 2

Consolidated Statements of Cash Flows for the six months ended April 30, 2001 (unaudited)             and the six months ended April 30, 2000 (unaudited)                                                                                3

Notes to Condensed Consolidated Financial Statements (unaudited)                                                     4

Item 2 Managements Discussion and Analysis of Financial Condition and Results                                 of Operation, Cash Flow and Financial Condition                                                                                   5

PART II  OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities and Use of Proceeds

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K                                                                                               8

Signatures                                                                                                                                                   9

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30,	October 31,
	2001	2000
	(Unaudited)
Current assets
Cash	$-	$72,953
Accounts receivable
Trade	-	53,641
Other	11,252	12,833
Prepaid expenses	-	127,774
Total current assets	11,252	267,201
FURNITURE, fIXTURES, and equipment, at cost	61,547	59,876
Less accumulated depreciation	(33,733)	(21,609)
	27,814	38,267
security deposits marketable securities	115,000 80,000	115,000 250,000
	$234,066	$670,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Cash overdraft Trade accounts payable	$1,591 357,191	$	- 238,313
Accrued liabilities Accrued liabilities related party	129,115 739,695		72,181 406,593
Notes payable	463,000		516,937
Total current liabilities	1,690,592		1,234,024
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value 30,000,000 shares authorized, 13,312,916 common shares issued	13,313		13,313
Additional paid-in capital	2,204,496		2,204,496
Accumulated deficit Other comprehensive income/loss	(3,555,957) (118,378)		(2,832,987) 51,622
Total stockholders' equity (deficit)	(1,456,526)		(563,556)
	$234,066		$670,468

See accompanying notes to condensed financial statements.

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

Three months ended	Six months ended
April 30,	April 30,
	2001	2000	2001	2000

Revenues	$142	$44,650	$689	$78,356
Operating expenses
Salaries	193,338	152,778	408,644	265,274
Professional services	50,000	317,456	185,301	488,692
Travel	8,524	85,158	25,040	117,533
Occupancy and telecommunications	16,601	25,888	48,906	44,810
Advertising Bad debts	- 9,556	14,501 -	- 9,556	23,436 -
Depreciation and amortization	5,705	5,198	11,764	8,826
Other	1,150	76,278	34,448	157,034
	284,874	677,257	723,659	1,105,605
Loss before income taxes	(284,732)	(632,607)	(722,970)	(1,027,249)
Income taxes	-	-	-	-
NET LOSS	$(284,732)	$(632,607)	$(722,970)	$(1,027,249)
Loss per common share
Basic	$(0.021)	$(0.048)	$(0.054)	$(0.077)
Diluted	(0.021)	(0.048)	(0.054)	(0.077)
Weighted-average common and dilutive common equivalent shares outstanding
Basic	13,312,916	13,312,916	13,312,916	13,312,916
Diluted	13,312,916	13,312,916	13,312,916	13,312,916
Comprehensive Income
Net Loss	$(284,732)	$(632,607)	$(722,970)	$(1,027,249)
Net change in unrealized loss on available for sale securities	(60,000)	-	(170,000)	-
Comprehensive Income	$(344,732)	$(632,607)	$(892,970)	$(1,027,249)

See accompanying notes to condensed financial statements.

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	April 30,	April 30,
	2001	2000

Increase (decrease) in cash
Cash flows from operating activities
Net loss	$(722,970)	$(1,027,249)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,764	8,826
Loss on disposal of equipment	-	444
Bad Debts	9,556	3,000
Changes in assets and liabilities
Restricted Cash Accounts receivable	- 45,666	(401,708) 112,161
Security deposits and marketable securities	-	(105,000)
Trade accounts payable	118,878	(14,805)
Accrued liabilities Accrued liabilities related party Prepaid expenses Other	56,934 333,102 127,774 360	21,316 - -
Total adjustments	704,034	(375,766)
Net cash used in operating activities	(18,936)	(1,403,015)
Net cash flows used in investing activities
Purchase of equipment	(1,671)	(40,512)
Net cash flows from financing activities
Proceeds from issuance of common stock	-	756,000
Net increase in non-interest bearing deposits Payment of note payable	(53,937)	401,708 -
Net cash provided/used by financing activities	(53,937)	1,157,708
Net decrease in cash	(74,544)	(285,819)
Cash at beginning of period	72,953	430,803
Cash (overdraft) at end of period	$(1,591)	$144,984

See accompanying notes to condensed financial statements.

Digital Commerce International, Inc.

NOTES TO CONDENSED CONSILIDATED FINANCIAL STATEMENTS

April 30, 2001

NOTE A - ACCOUNTING POLICIES

The consolidated financial statements for the interim period ended April 30, 2001 have been prepared in accordance with the accounting policies described in the Company's Form 10-K. Management believes that the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim period.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. This report on Form 10-Q for the six months ended April 30, 2001 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000. The results of operations for the six months ended April 30, 2001 may not be indicative of the results that may be expected for the year ending October 31, 2001.

NOTE C - BUSINESS ACTIVITY

Digital Commerce International, Inc. (the Company) is a Delaware corporation that had been inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. and began operations.

Note D - NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the six months ended April 30, 2001 and April 30, 2000 computed as under BEPS.

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

Revenues

For the quarter ended April 30, 2001, the majority of our revenues resulted from commissions received in our capacity as a sales agent for organizations engaged in credit card transaction processing and the sale and provision of our web site development and hosting services. Revenues to April 30, 2001 totaled $689, decreasing from $140,145 during the same period for the preceding year. This decrease in sales was occasioned primarily due to non-renewal of our contract with a supplier of international payment processing services. While international sales have decreased for this period, the Company has focused on the development of its Internet portal and web based shopping portal software, DBA SmartChili EasyShop Services, located at http://easyshop.shartchili.com. This software will allow our clients, without the need for technical training on the system, to open and service their own Internet based web store and operate their own web business, enabled by our suite of services. Revenues are derived through origination fees, recurring hosting fees and transaction fees for the clients serviced through our system. Net loss incurred for the first two quarters was $722,970, including accruals. Our accumulated deficit was $3,555,957bas of April 30, 2001.

Results of Operations

General and administrative expenses for the six months ended April 30, 2001 totaled $723,659. General and administrative expenses for the six months were comprised primarily of compensation for personnel, fees for outside professionals including lawyers and accountants, telecommunications, occupancy, bank licensing fees and other overhead costs, including travel and entertainment expenses. General and administrative expense included such non-cash expense items as the accrual of salaries from the Company's executive officers ($300,000) as no salary payments were made to the executive officers during the six month period, and the pre-payment for third party professional services by way of restricted common shares of the company. During the quarter the Company made several changes to reduce general and administrative expenses including reducing personnel and consulting expenses.

Liquidity and Capital Resources

The Company has funded its working capital and capital expenditure requirements primarily from cash provided through borrowings, from the sale of its securities in private placements and from revenues from operations.

.

The Company's material commitments consist primarily of obligations to the Company's two executive officers in the annual amount of $ 600,000 pursuant to employment agreements and an operating lease of premises that commenced May 1, 2000 for a term of five years with an annual commitment of approximately $80,000. The Company has accrued the salaries payable to its two executive officers since July 1, 2000.

In May 2001, Michael Kang, the Company's chairman and chief executive officer, and John Combs, the Company's executive vice president and director, cancelled indebtedness of $84,000 and $108,000, respectively, in exchange for 2802,833 and 3,615,233 shares of Common Stock, respectively.

Cash used in operations for the period ended April 30, 2001 was approximately $ 18,936. Cash used by investing activities during the period was approximately $ 1,671, which primarily relates to the acquisition of capital assets. Cash used by financing activities during the period was $ 53,937, primarily for the payment of notes payable. Total cash decreased by approximately $74,755 during the period.

At April 30, 2001, the Company's ratio of current assets to current liabilities was .006 to 1.0 and the Company had a working capital deficit of approximately $1,680,000.

Management intends to derive revenues from the sale of the services which the Company provides to its merchant clients. However, the Company's plans for growth will be dependant upon obtaining additional financing. The Company is also in the process of completing the merger of its operations with NetCare Health Services, Inc., as described in Item 5, below. However, there can be no assurance that additional financing will be obtained or that the merger will be consummated.

The Company's independent auditors' report on its consolidated financial statements stated as of October 31 , 2000 due to recurring operating losses and lack of working capital, there is substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing to continue operations, of which there can be no assurance. The Company presently cannot satisfy its cash requirements. The Company believes that it can continue operations based on its ability to accrue payments and cause its creditors to forebear. There can be no assurance that the Company will be able to continue to operate on such a basis. Through the merger described in Item 5, below, the Company expects to raise the capital required to complete the deployment of its Internet strategies. In the event that the Company does not complete the merger with NetCare or obtain additional financing to support its operations and the expansion of its business and/or the Company's creditors do not forebear the Company may have to curtail or cease operations. The Company may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amount or on terms acceptable to us.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In a transaction exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof, in May 2001, Michael Kang, the Company's chairman and chief executive officer, and John Combs, the Company's executive vice president and director, cancelled indebtedness of $84,000 and $108,000, respectively, in exchange for 2,802,833 and 3,615,233 shares of Common Stock, respectively.

In a transaction exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2) thereof, in May 2001 the Company issued an aggregate of 3,000,000, shares of Common Stock to three consultants in exchange for consulting services.

In June 2001 the Company issued 1,200,000 shares of Common Stock to a consultant pursuant to a registration statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In May through July 2000 the Company borrowed an aggregate of $365,000 from four private lenders pursuant to promissory notes bearing interest at rates of 8% to 18% per annum. The notes became due on various dates commencing in August 2000. As of June 21, 2001 the notes were unpaid.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER

In May 2001 the Company entered into a non-binding term sheet to acquire all of the capital stock of Netcare Health Services, Inc. in exchange for 59.2% of the number of shares of Common Stock of the Company outstanding on a fully diluted basis. Netcare Health Services, Inc. is licensed as a special service pharmacy with expertise servicing long-term health care facilities. Pursuant to the term sheet, the closing of the transaction is subject to conditions, including the obligation of the Company to consummate a financing transaction which results in gross proceeds to the Company of at least $2,000,000. The Company has executed a term sheet with an investor for financing in the amount of

$1,750,000 and has delivered the term sheet to the investor. The investor has orally advised the Company that the term sheet is acceptable. Based on the term sheet for the financing, the Company would issue convertible debentures to the investor which will be convertible into shares of Common Stock at the lower of the market price of the Common Stock on the date of closing or a variable conversion price based on a discount to the market price at the time of conversion. The closing of the financing will be subject to conditions , including the filing of a registration statement by the Company, the closing of the transaction with Netcare Health Services, Inc. and the trading of the Common Stock. The Company anticipates entering into definitive agreements with respect to the acquisition of the capital stock of Net Care Health Services, Inc. and the financing to consummate such transaction. However, there can be no assurance that the Company will enter into a definitive agreement with respect to such transactions or that the Company will consummate the acquisition of the capital stock of Net Care Health Services, Inc. or the related financing transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report.

(b) A report on Form 8-K has been filed concurrent with the filing of this 10-Q, with respect to the dismissal of the accounting firm of Crouch, Bierwolf & Associates and the appointment of Marks Paneth & Shron LLP as the registrant's independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL COMMERCE INTERNATIONAL,INC.

Date: June 20, 2001

/s/ Michael Y. H. Kang

Michael Y. H. Kang

Chairman, President and CEO

/s/ John W. Combs

John W. Combs

Executive VP and CFO

EXHIBIT 27FINANCIAL DATA SCHEDULE FORM 10-Q

<TYPE>EX-27

<SEQUENCE>2

<DESCRIPTION>FINANCIAL DATA SCHEDULE

<TEXT>



<ARTICLE> 5

<LEGEND>

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS CONTAINED IN THE BODY OF THE ACCOMPANYING FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

</LEGEND>

<CIK> 0000705581

<NAME> DIGITAL COMMERCE INTERNATIONAL, INC.


<PERIOD-TYPE> 6-MOS

<FISCAL-YEAR-END> OCT-31-2000

<PERIOD-START> NOV-01-2000

<PERIOD-END> APR-30-2001

<EXCHANGE RATE> 1

<CASH> 0

<SECURITIES 0

<RECEIVABLES> 11,252

<ALLOWANCES> 0

<INVENTORY> 0

<CURRENT-ASSETS> 11,252

<PP&E> 61,547

<DEPRECIATION> 33,733

<TOTAL-ASSETS> 234,066

<CURRENT-LIABILITIES> 1,690,592

<BONDS> 0

<PREFERRED-MANDATORY> 0

<PREFERRED> 0

<COMMON> 13,313

<OTHER-SE> (1,469,839)

<TOTAL-LIABILITY-AND-EQUITY> 234,066

<SALES> 689

<TOTAL-REVENUES> 689

<CGS> 0

<TOTAL-COSTS> 0

<OTHER-EXPENSES> 723,659

<LOSS-PROVISION> 0

<INTEREST-EXPENSE> 0

<INCOME-PRETAX> (722,970)

<INCOME-TAX 0

<INCOME-CONTINUING> (722,970)

<DISCONTINUED> 0

<EXTRAORDINARY> 0

<CHANGES> 0

<NET-INCOME> (722,970)

<EPS-BASIC> (0.054)

<EPS-DILUTED> (0.054)