Form 10-Q
period 2001-07-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2001-09-21
CIK 705581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

DIGITAL COMMERCE INTERNATIONAL, INC.

For the quarter ended July 31, 2001 Commission file number 0-011228

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

As of August 30, 2001, the number of shares outstanding of the registrant's only class of common stock was 29,999,999.

Table of Contents

Page

PART I - FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

Consolidated Balance Sheets for July 31, 2001 (unaudited) and the year ended October 31, 20003

Consolidated Statements of Operations for the three months and nine months ended July 31, 2001 (unaudited) and July 31, 2000 (unaudited)4

Consolidated Statements of Cash Flows for the Nine Months ended July 31, 2001 (unaudited) and July 31, 2000 (unaudited)5

Notes to Condensed Consolidated Financial Statements (unaudited)6

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operation, Cash Flow and Financial Condition 8

PART II  OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities and Use of Proceeds

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K 9

Signatures 10

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31,	October 31,
	2001	2000
	(Unaudited)
Current assets
Cash	$5,397	$72,953
Accounts receivable
Trade		53,641
Other	15,489	12,833
Prepaid expenses	246,667	127,774
Total current assets	267,553	267,201
FURNITURE, fIXTURES, and equipment, at cost	63,753	59,876
Less accumulated depreciation	(39,260)	(21,609)
	24,493	38,267
security deposits marketable & OTHER securities	115,000 302,500	115,000 250,000
	$709,546	$670,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable	$316,844	$238,313
Accrued liabilities Accrued liabilities related party	193,072 713,592	72,181 406,593
Promissory notes and other loans	516,937	516,937
Total current liabilities	1,740,445	1,234,024
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 30,000,000 shares authorized, 13,312,916 as at October 31, 2000 27,980,086 as at July 31, 2001	- 29,982	- 13,313
Additional paid-in capital	2,837,352	2,204,496
Accumulated deficit Other comprehensive income/loss Shares issuable to shareholders	(3,910,822) (41,428) 54,017	(2,832,987) 51,622
Total stockholders' equity	(1,030,899)	(563,556)
	$709,546	$670,468

See accompanying notes to condensed financial statements.

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three months ended			Nine months ended
		July 31,			July 31,
		2001		2000		2001		2000

Revenues		$14,321		$35,072		$15,010		$113,428
Operating expenses
Salaries		160,801		391,710		569,445		718,984
Professional services		161,614		39,761		346,915		466,453
Travel		1,858		37,260		26,898		154,794
Occupancy and telecommunications		19,427		39,353		68,333		84,163
Advertising Bad debts		1,644 -		10,000 -		1,644 9,556		33,436 -
Depreciation and amortization		5,527		6,162		17,291		14,969
Other Loss on sale of securities		240 18,075		17,242 -		34,688 18,075		174,294 -
		369,186		541,488		1,092,845		1,647,093
Loss before income taxes		(354,865)		(506,416)		(1,077,835)		(1,533,665)
Income taxes		-		-		-		-
NET LOSS		$(354,865)		$(506,416)		$(1,077,835)		$(1,533,665)
Loss per common share
Basic		$(0.016)		$(0.04)		$(0.066)		$(0.12)
Diluted		(0.016)		(0.04)		(0.066)		(0.12)
Weighted-average common and dilutive common equivalent shares outstanding
Basic		22,350,154		13,271,079		16,385,605		13,245,661
Diluted Comprehensive Income Net loss Net change in unrealized gain(loss) on available for sale securities Comprehensive Income	$ $	22,350,154 (354,865) 76,950 (277,915)	$ $	(506,416) - (506,416)	$ $	16,385,605 (1,077,835) (93,050) (1,170,885)	$ $	13,245,661 (1,533,665) - (1,533.665)

See accompanying notes to condensed financial statements.

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months ended	Nine Months ended
	July 31,	July 31,
	2001	2000
		(Note C)
Increase (decrease) in cash
Cash flows from operating activities
Net loss	$(1,077,835)	$(1,533,665)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Depreciation and amortization	17,291	14,969
Loss on disposal of equipment	-	5,309
Provision for doubtful accounts Loss on sale of securities Professional services non-cash	9,556 18,075 89,333	- - -
Changes in assets and liabilities
Accounts receivable	41,429	143,568
Security deposits and marketable securities	-	(105,000)
Trade accounts payable	78,531	34,949
Accrued liabilities Accrued liabilities related party Prepaid Expense Other	120,871 499,541 127,774 360	4,144 - - -
Total adjustments	1,002,781	97,939
Net cash used in operating activities	(75,054)	(1,435,726)
Net cash flows used in investing activities
Purchase of equipment Proceeds on sale of stock marketable securities Investment in NetCare Health Services, Inc.	(3,877) 11,375 (175,000)	(39,220)
Net cash provided/used from investing activities	(167,502)	(39,220)
Net cash flows from financing activities
Proceeds from issuance of common stock	175,000	756,000
Proceeds from notes payable and other borrowings	-	313,514
Payment of notes payable	-	(13,514)
Net cash provided/used by financing activities	175,000	1,056,000
Net decrease in cash	(67,556)	(418,946)
Cash at beginning of period	72,953	430,803
Cash at end of period	$5,397	$11,857

Supplemental Disclosures

Schedule of non-cash investing & financing transactions

Consulting services received in exchange for common stock $ 246,667

Cancellation of debt in exchange for common stock 192,542

Shareholder's loan of issuable stock 54,017

Total non-cash investing & financing transactions $ 493,226

See accompanying notes to condensed financial statement

NOTE A - ACCOUNTING POLICIES

The consolidated financial statements for the interim period ended July 31, 2001 have been prepared in accordance with the accounting policies described in the Company's Form 10-K. Management believes that the statements include all adjustments of a normal recurring nature necessary to present fairly the financial position and results of operations for the interim period.

NOTE B - UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. This report on Form 10-Q for the nine months ended July 31, 2001 should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended October 31, 2000. The results of operations for the nine months ended July 31, 2001 may not be indicative of the results that may be expected for the year ending October 31, 2001.

NOTE C - BUSINESS ACTIVITY

Digital Commerce International, Inc. (the Company) is a Delaware corporation that had been inactive from October 31, 1991 through June 15, 1999. On June 15, 1999 the Company acquired Digital Commerce Inc. and began operations.

Note D - NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the nine months ended July 31, 2001 and July 2000 computed as under BEPS.

Note D - NET EARNINGS (LOSS) PER SHARE - CONTINUED

The following data show the shares used in computing loss per common share including dilutive potential common stock:

Nine Months ended July 31, 2001
Common shares outstanding during the entire period	13,312916
Net weighted average common shares paid for / issued during the period	3,072,689
Weighted-average number of common shares used in basic EPS	16,385,605
Dilutive effect of options	-
Weighted-average number of common shares and dilutive potential common stock used in diluted EPS	16,385,605

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the nine months ended July 31, 2001.

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

Overview

To date, the Company has been engaged in the business of transaction processing for e-commerce merchants and the provision of other e-commerce enabling solutions, with an emphasis on Internet-based financial services. Since June 15, 1999, the Company has focused its capital resources on the development of its electronic payment processing technologies. With this technology, the Company had expected to deliver an array of payment processing and integrated financial services. The Company was incorporated in July 1982 as Systems Assurance Corporation. From 1992 through June 15, 1999, the Company did not conduct any active business operations, but pursued business opportunities to merge with or acquire other businesses. On June 15, 1999, the Company entered into an agreement for the acquisition of all the outstanding capital securities of Digital Commerce Inc., a financial services organization. As a result of the acquisition, Digital Commerce Inc. became the Company's wholly-owned subsidiary and the former shareholders of Digital Commerce Inc. became the Company's majority shareholders. At that time, the Company was renamed from Systems Assurance Corporation to Digital Commerce International, Inc.

Since June 15, 1999, the Company's revenue has been primarily derived from fees and commissions charged on the establishment and setup of new merchant accounts and the transaction processing volume generated by these merchants.

Results of Operations

Revenues

For the quarter ended July 31, 2001, the majority of our revenues resulted from commissions received in our capacity as a sales agent for an organization engaged in credit card transaction processing. Revenues for the three quarters ending July 31, 2001 totaled $15,010 while the net loss incurred for the first three quarters was ($1,077,835). The decrease in sales was primarily the result of the non-renewal of the Company's contract with the supplier of a international payment processing services.

General and Administrative Expenses.

General and administrative expenses for the nine months ended July 31, 2001 totaled $1,092,845. General and administrative expenses for the nine months were comprised primarily of compensation for personnel, fees for outside professionals including lawyers and accountants, telecommunications, occupancy, bank licensing fees and other overhead costs, including travel and entertainment expenses. General and Administrative expense included such non-cash expense items as the accrual of salaries for the Company's executive officers ($150,000 for the quarter) as no salary payments were made to the executive officers during this period, and the pre-payment for third party professional services by way of restricted common shares of the Company. During the quarter the Company made several changes to reduce general and administrative expenses including reducing personnel and consulting expenses.

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

Cash used in operations for the period ended July 31, 2001 was approximately $75,000. Cash used by investing activities during the period was approximately $167,500 primarily relates to the investment in NetCare Health Services, Inc. Cahs provided from financing activities during the period was $175,000, from the issuance of stock. Total cash decreased by approximately $67,500 during the period.

At July 31, 2001, the Company's ratio of current assets to current liabilities was .15 to 1.0 and the Company had a working capital deficit of approximately $1,473,000.

In July through August 2001, the Company issued 8,750,000 shares of common stock to an investor in a private placement for a purchase price of $175,000. The Company has not finalized the terms of the agreement, but it is anticipated that additional shares of common stock will be issuable in the event that the investor does not receive at least $350,000 from the sale of the shares of common stock. In connection with the sale and delivery of the shares of the common stock to the investor, Michael Kang and John Combs, the Company's officers, loaned an aggregate of 2,700,896 shares of common stock of the Company to the Company, which shall be issuable upon the increase of the number of authorized shares of common stock of the company. The net proceeds from the sale of shares of common stock were advanced to NetCare Health Services, Inc. in connection with the transaction described below in Item 5. The advance is not repayable.

Management intends to derive revenues from the sale of the services which the Company provides to its merchant clients. However, the Company's plans for growth will be dependent upon obtaining additional financing. The Company is also in the process of completing the merger of its operations with NetCare Health Services, Inc., as described in Item 5, below. However, there can be no assurance that additional financing will be obtained or that the merger will be consummated.

The Company's independent auditors' report on its consolidated financial statements stated as of October 31, 2000 due to recurring operating losses and lack of working capital, there is substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing to continue operations, of which there can be no assurance. The Company presently cannot satisfy its cash requirements. The Company believes that it can continue operations based on its ability to accrue payments and cause its creditors to forebear. There can be no assurance that the Company will be able to continue to operate on such a basis. In the event that the Company does not complete the merger with NetCare or obtain additional financing to support its operations and the expansion of its business and/or the Company's creditors do not forebear the Company may have to curtail or cease operations. The Company may sell additional equity, issue debt, or obtain credit facilities through financial institutions. Any sale of additional equity securities will result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available to the Company in amount or on terms acceptable to us.

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

In May 2001, the Company issued options to purchase an aggregate of 1,550,000 shares of common stock at a purchase price of $0.01 per share pursuant to consulting agreements effective as of February 2001, under Section 4(2) of the Securities Act.

In July through August 2001, the Company issued 8,750,000 shares of common stock to an investor for a purchase price of $175,000 under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In May through July 2000 the Company borrowed an aggregate of $365,000 from four private lenders pursuant to promissory notes bearing interest at rates of 8% to 18% per annum. The notes became due on various dates commencing in August 2000. As of July 31, 2001 the notes were unpaid.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER

In July 2001 the Company entered into an agreement to acquire all of the capital stock of Netcare Health Services, Inc. in exchange for 59.2% of the number of shares of Common Stock of the Company outstanding on a fully diluted basis. Netcare Health Services, Inc. is licensed as a special service pharmacy with expertise servicing long-term health care facilities. Pursuant to the agreement, the closing of the transaction is subject to regulatory and shareholder approval, including the obligation of the Company to consummate a financing transaction which results in gross proceeds to the Company of at least $2,000,000. The closing of the transaction is subject to the Plan of Reorganization which has not yet been executed. The Agreement expired on July 20th, 2001, but the parties are presently proceeding with this transaction. The Company has executed a term sheet with an investor for financing in the amount of $1,750,000. In addition, the Company has advanced $175,000 to NetCare Health Services, Inc. in contemplation of the consummation of the transaction. The advance is not repayable. Based on the term sheet for the financing, the Company would issue convertible debentures to the investor which will be convertible into shares of Common Stock at the lower of the market price of the Common Stock on the date of closing or a variable conversion price based on a discount to the market price at the time of conversion. The closing of the financing will be subject to conditions, including the filing of a registration statement by the Company, the closing of the transaction with Netcare Health Services, Inc. and the trading of the Common Stock. However, there can be no assurance that the Company will consummate the acquisition of the capital stock of Net Care Health Services, Inc. or the related financing transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report.

Exhibit 10.1 Agreement by and among the Company and NetCare Health Services, Inc and RXLTC.com, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL COMMERCE INTERNATIONAL,INC.

Date: September 20, 2001

/s/ Michael Y. H. Kang

Michael Y. H. Kang

Chairman, President and CEO

/s/ John W. Combs

John W. Combs

Executive VP and CFO

Exhibit 10.1

AGREEMENT

This Agreement (the "Agreement"), dated as of the  day of July, 2001, is among DIGITAL COMMERCE INTERNATIONAL, INC., a Delaware corporation ("DCI"), NETCARE HEALTH SERVICES, INC., a Delaware corporation, (the "Company") and RXLTC.com, LLC., a limited liability company (the "Stockholder").

RECITALS:

WHEREAS, the parties to this Agreement have determined it is in their best long-term interests to effect a business combination pursuant to which the Company will merge with and into a wholly-owned subsidiary of DCI (the " Merger Sub") on the agreed upon and accepted terms and conditions set forth herein and the Plan of Reorganization annexed hereto, except for the Schedules to be attached thereto, (the "Plan of Reorganization") (the "Merger");

WHEREAS, for federal income tax purposes, it is intended that the Merger shall qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

WHEREAS, the parties hereto desire to set forth certain representations, warranties and covenants made by each to the other as an inducement to the consummation of the Merger.

NOW, THEREFORE, in consideration of the above premises and the mutual promises set forth in this Agreement, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

The Merger. Subject to and in accordance to the agreed upon and accepted terms and conditions of this Agreement and the Plan of Reorganization, the Company is hereby merged with and into Merger Sub, the separate existence of the Company shall cease, and Merger Sub shall (i) continue as the surviving corporation and (ii) succeed to and assume all of the rights, properties and obligations of Merger Sub and the Company. This merger is only subject to proxy and regulatory approvals.

A. Merger Consideration. The aggregate consideration paid to the Stockholder by Merger Sub shall be equal to a minimum of 59.2% (the "Stockholder Percentage") of the number of shares of DCI Common Stock outstanding on the Closing Date on a fully diluted basis. In the event that subsequent to the Closing Date the number of shares of DCI Common Stock that has been issued to the Stockholder is less than 59.2% of the number of shares of DCI Common Stock outstanding on a fully-diluted basis, then the Stockholder shall be issued a number of additional shares of DCI Common Stock such that the number of shares of DCI Common Stock issued to the Stockholder is equal to 59.2% of the sum of (A) the number of shares of DCI Common Stock outstanding on the Closing Date plus (B) the number of shares of DCI Common Stock issued or issuable in connection with the financings in the amount of $375,000 and the convertible debenture financing in the aggregate amount of up to $1,750,000.

B. Stockholder Percentage Adjustments.

In the event that DCI has not consummated a financing which results in gross proceeds of $375,000, then the Stockholder Percentage shall be increased to 92.5%.

(A) In the event that DCI has consummated the financing described in paragraph 2B(i) above, but has not consummated a financing of at least an additional $750,000 on the terms at least as favorable as those described on Exhibit B to the Plan of Reorganization within 60 days of the date hereof, then the Stockholder Percentage shall be increased to an amount equal to 92.5% minus the calculation of (a) the quotient of the gross amount of the financing received by DCI and $2,000,000, times (b) 40.8%; provided that the Stockholder and the Company provide DCI with all necessary information, as reasonably requested by DCI, in a timely manner with respect to the Company, the Stockholder and the new management of DCI to assist DCI to consummate the financing and file the registration statement in connection with such financing within such period as requested by DCI or its counsel.

(B) In the event that DCI consummates a financing of at least $750,000 (in addition to the financing in the amount of $375,000 described in paragraph 2B(i) above) on terms at least as favorable as those described on Exhibit B to the Plan of Reorganization within 60 days of the date hereof, then the Stockholder Percentage shall be equal to 65%, subject to paragraph 2B(iii).

In the event that DCI consummates a financing of at least $1,000,000 within approximately 215 days of the date hereof (in addition to the financings of $375,000 and $750,000 described in paragraphs 2B(i) and 2B(ii) above), then the Stockholder Percentage shall be equal to 59.2%. Notwithstanding the foregoing, the Stockholder may elect to cause DCI not to proceed with the financing in the amount of $1,000,000 on the terms described in Exhibit B to the Plan of Reorganization. If the Stockholder causes DCI to consummate a financing (other than the financing described on Exhibit B to the Plan of Reorganization) within approximately 215 days of the date hereof, then with respect to the first $1,000,000 of such other financing, the Stockholder Percentage shall not be adjusted unless the dilution to the Stockholder as a result of the first $1,000,000 of such other financing results in a reduction in the Stockholder Percentage to less than 59.2%. If the Stockholder Percentage is less than 59.2% with respect to the first $1,000,000 of such other financing, then the Stockholder shall be issued additional shares of Common Stock such that the Stockholder Percentage is equal to 59.2%.

In the event that the Stockholder intends to seek financing for DCI as set forth in paragraph 2B(iii) other than as described on Exhibit B to the Plan of Reorganization, then the Stockholder shall give Michael Kang at least 10 days prior written notice of its intention to seek such financing. Mr. Kang will have 15 days from the receipt of a bonafide term sheet in order to provide financing on terms at least as favorable as the offer received by the Stockholder.

Closing Date. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Salon, Marrow, Dyckman & Newman, LLP, 685 Third Avenue, New York, New York 10017 as mutually agreed by the parties at which time the Schedules to the Plan of Reorganization shall be delivered or at such other time and place as DCI and the Company shall agree but in no event later than July 20, 2001. The date on which the Closing occurs is herein referred to as the "Closing Date" with all adjustments and incidents, burdens and obligations of ownership as of 9:00 a.m., July 2, 2001.

Authorization. The parties hereto hereby represent and warrant that each signatory has been fully authorized to execute the Agreement and Plan of Reorganization as currently agreed to and further as to the Company and the Stockholder, all of its shareholders have consented to the transactions hereby contemplated and as to DCI at least fifty percent of its shareholders have consented to the transactions hereby contemplated.

Representations. The Company and the Stockholder hereby represent to DCI that:

1. to the best of their knowledge, after due inquiry, that they have not received any notice from any governmental or regulatory authority restricting or inhibiting their business or the conduct of their business and that the transactions contemplated hereby will not cause any governmental or regulatory authority to place any restrictions or inhibitions on their business.

2. that there are no liens or judgments against the Company or its assets which would have a material adverse affect on its business or financial condition.

IN WITNESS WHEREOF, each of the parties has caused this Agreement to be executed on its behalf by its officers thereunto duly authorized, all as of the date first above written.

DIGITAL COMMERCE INTERNATIONAL INC.

By:

Name:

Title:

NETCARE HEALTH SERVICES, INC.

By: __________________________________________

Name:

Title:

RXLTC.COM, LLC.

By: __________________________________________

Name:

Title: