Form 10-Q/A
period 2001-07-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2001-09-21
CIK 705581

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

Notes to Condensed Consolidated Financial Statements (unaudited)7

Item 2 Managements Discussion and Analysis of Financial Condition and Results of Operation, Cash Flow and Financial Condition 9

PART II  OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities and Use of Proceeds

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8-K 13

Signatures 14

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31,	October 31,
	2001	2000
	(Unaudited)
Current assets
Cash	$5,397	$72,953
Accounts receivable
Trade		53,641
Other	15,489	12,833
Prepaid expenses	246,667	127,774
Total current assets	267,553	267,201
FURNITURE, fIXTURES, and equipment, at cost	63,753	59,876
Less accumulated depreciation	(39,260)	(21,609)
	24,493	38,267
security deposits marketable & OTHER securities	115,000 302,500	115,000 250,000
	$709,546	$670,468

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Trade accounts payable	$316,844	$238,313
Accrued liabilities Accrued liabilities related party	193,072 713,592	72,181 406,593
Promissory notes and other loans	516,937	516,937
Total current liabilities	1,740,445	1,234,024
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value 30,000,000 shares authorized, 13,312,916 as at October 31, 2000 29,980,086 as at July 31, 2001	- 29,982	- 13,313
Additional paid-in capital	2,837,352	2,204,496
Accumulated deficit Other comprehensive income/loss Shares issuable to shareholders	(3,910,822) (41,428) 54,017	(2,832,987) 51,622 -
Total stockholders' equity	(1,030,899)	(563,556)
	$709,546	$670,468

See accompanying notes to condensed financial statements.

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three months ended			Nine months ended
		July 31,			July 31,
		2001		2000		2001		2000

Revenues		$14,321		$35,072		$15,010		$113,428
Operating expenses
Salaries		160,801		391,710		569,445		718,984
Professional services		161,614		39,761		346,915		466,453
Travel		1,858		37,260		26,898		154,794
Occupancy and telecommunications		19,427		39,353		68,333		84,163
Advertising Bad debts		1,644 -		10,000 -		1,644 9,556		33,436 -
Depreciation and amortization		5,527		6,162		17,291		14,969
Other Loss on sale of securities		240 18,075		17,242 -		34,688 18,075		174,294 -
		369,186		541,488		1,092,845		1,647,093
Loss before income taxes		(354,865)		(506,416)		(1,077,835)		(1,533,665)
Income taxes		-		-		-		-
NET LOSS		$(354,865)		$(506,416)		$(1,077,835)		$(1,533,665)
Loss per common share
Basic		$(0.016)		$(0.04)		$(0.066)		$(0.12)
Diluted		(0.016)		(0.04)		(0.066)		(0.12)
Weighted-average common and dilutive common equivalent shares outstanding
Basic		22,350,154		13,271,079		16,385,605		13,245,661
Diluted Comprehensive Income Net loss Net change in unrealized gain(loss) on available for sale securities Comprehensive Income	$ $	22,350,154 (354,865) 76,950 (277,915)	$ $	13,271,079 (506,416) - (506,416)	$ $	16,385,605 (1,077,835) (93,050) (1,170,885)	$ $	13,245,661 (1,533,665) - (1,533.665)

See accompanying notes to condensed financial statements.

Digital Commerce International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months ended	Nine Months ended
	July 31,	July 31,
	2001	2000
		(Note C)
Increase (decrease) in cash
Cash flows from operating activities
Net loss	$(1,077,835)	$(1,533,665)
Adjustments to reconcile net loss to net cash used in operating activities	-	-
Depreciation and amortization	17,291	14,969
Loss on disposal of equipment	-	5,309
Provision for doubtful accounts Loss on sale of securities Professional services non-cash	9,556 18,075 89,333	- - -
Changes in assets and liabilities
Accounts receivable	41,429	143,568
Security deposits and marketable securities	-	(105,000)
Trade accounts payable	78,531	34,949
Accrued liabilities Accrued liabilities related party Prepaid Expense Other	120,871 499,541 127,774 360	4,144 - - -
Total adjustments	1,002,781	97,939
Net cash used in operating activities	(75,054)	(1,435,726)
Net cash flows used in investing activities
Purchase of equipment Proceeds on sale of marketable securities Investment in NetCare Health Services, Inc.	(3,877) 11,375 (175,000)	(39,220)
Net cash used from investing activities	(167,502)	(39,220)
Net cash flows from financing activities
Proceeds from issuance of common stock	175,000	756,000
Proceeds from notes payable and other borrowings	-	313,514
Payment of notes payable	-	(13,514)
Net cash provided by financing activities	175,000	1,056,000
Net decrease in cash	(67,556)	(418,946)
Cash at beginning of period	72,953	430,803
Cash at end of period	$5,397	$11,857

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

Note D - NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the nine months ended July 31, 2001 and July 31, 2000 computed as under BEPS.

Note D - NET EARNINGS (LOSS) PER SHARE - CONTINUED

The following data show the shares used in computing loss per common share including dilutive potential common stock:

Nine Months ended July 31, 2001
Common shares outstanding during the entire period	13,312,916
Net weighted average common shares paid for / issued during the period	3,072,689
Weighted-average number of common shares used in basic EPS	16,385,605
Dilutive effect of options	-
Weighted-average number of common shares and dilutive potential common stock used in diluted EPS	16,385,605

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

Cash used in operations for the period ended July 31, 2001 was approximately $75,000. Cash used by investing activities during the period was approximately $167,500 primarily relates to the investment in NetCare Health Services, Inc. Cash provided from financing activities during the period was $175,000, from the issuance of stock. Total cash decreased by approximately $67,500 during the period.

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