Form 10KSB
period 2001-10-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2002-02-19
CIK 705581

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10- KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-11228

DIGITAL COMMERCE INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Delaware 02-0337028

(State or other jurisdiction of (IRS Employer Identification No.)

incorporation or organization)

362 Industrial Park, Unit 6, Middletown, Connecticut 06457

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (800) 281-1231

Securities registered pursuant to Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $15,010

The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of January 30, 2002 was 30,000,000 with an approximate aggregate market value of $900,000 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the issuer outstanding as of January 30, 2002 was 13,842,830.

TABLE OF CONTENTS

Item Number and Caption Page

PART I                                                                                                 -4-

Item 1. Description of Business.                                                             -4-

Item 2. Description of Properties                                                           -21-

Item 3. Legal Proceedings.                                                                    -21-

Item 4. Submission of Matters to a Vote of Security Holders                 -21-

PART II                                                                                               -22-

Item 5. Market for Common Equity and Related Stockholder Matters.  -22-

Item 6. Management's Discussion and Analysis of Financial

Condition and Results of Operation or Plan of Operation                       -23-

Item 7. Financial Statements.                                                                 -25-

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure.                                                -25-

PART III                                                                                             -26-

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act                             -26-

Item 10. Executive Compensation.                                                        -27-

Item 11. Security Ownership of Certain Beneficial Owners

and Management.                                                                                 -28-

Item 12. Certain Relationships and Related Transactions.                      -29-

Item 13. Exhibits, Financial Statement Schedules, and Reports

on Form 8-K.                                                                                      -30-

PART I

Item 1. Description of Business.

Introduction

We were incorporated in July 1982 as Systems Assurance Corporation and were engaged in the business of marketing and installing automated insurance processing and administration systems through December, 1991. We did not conduct any active business from 1992 through June 1999. In June 1999 we acquired Digital Commerce, Inc. in order to act as an independent sales organization and credit processing organization for financial institutions. From June 1999 through June 2001 our strategy was to operate as an e-commerce infrastructure company, specializing in the aggregation and vertical integration of critical e-business components. Commencing in the second quarter of 2001, we began to seek out additional business opportunities.

In January 2002, pursuant to a plan of reorganization, Digital HealthCare Services, Inc., our wholly-owned subsidiary, merged into NetCare Health Services, Inc. and the shares of common stock of NetCare Health Services, Inc. are being converted into 70% of our shares of common stock after the merger. However, in the event that we consummate an additional financing of up to $2,000,000 then the prior stockholders of NetCare Health Services, Inc. shall surrender to us for cancellation the number of shares of common stock issuable in connection with such financing, but not in excess of 19% of the number of shares of common stock outstanding if our prior management assists us in placing such financing.

Since we have refocused our strategy the description of our business in this Form 10-KSB refers to the operations of NetCare Health Services, Inc.

General

NetCare is a provider of pharmacy services to long-term care institutions such as skilled nursing facilities. NetCare provides distribution of pharmaceuticals, related pharmacy consulting and data management services to long-term care facilities. As a provider of pharmacy services, NetCare purchases, repackages and dispenses pharmaceuticals, both prescription and non-prescription, and provides computerized medical record-keeping and third-party billing for residents in such facilities. NetCare also provides consultant pharmacist services, including evaluating residents' drug therapy, monitoring the control, distribution and administration of drugs within the nursing facility and assisting in compliance with state and federal regulations. In addition, NetCare provides ancillary services, such as infusion therapy, wound therapy, ostomy and urological care. At September 30, 2001, NetCare provided these services to approximately 1,700 residents in approximately 18 long-term care facilities in New York and Connecticut. NetCare intends to expand its operations to provide pharmacy services in other states.

Industry Background

Institutional pharmacies purchase, repackage and distribute pharmaceuticals to residents of long-term care facilities such as skilled nursing facilities, assisted living facilities and other institutional health care settings. Unlike hospitals, most long-term care facilities do not have on-site pharmacies, but depend instead on outside sources to provide the necessary products and services. In response to a changing regulatory environment and other factors, the sophistication and scope of services required by long-term care facilities has increased dramatically in recent years. In addition to providing pharmaceuticals, institutional pharmacies provide consultant pharmacy services. Complete pharmacy services include monitoring the control, distribution and administration of drugs within the long-term care facility and assisting in compliance with applicable regulations, as well as therapeutic monitoring and drug utilization review services. With the average long-term care facility patient taking seven to nine medications per day, high quality, cost-efficient systems for dispensing and monitoring patient drug regimens are critical. The institutional pharmacy has a significant role with respect to the effectiveness and cost of care.

Based on data from industry sources, NetCare estimates that the U.S. market for pharmacy services (including consulting services and related supplies) in long-term care and assisted living facilities was over $8.0 billion for the year 2000. NetCare believes that the market growth is primarily attributable to three factors.

First, the number of long-term care facility residents is rising as a result of demographic trends. According to the Administration on the Aging, it is estimated that by the year 2030, the number of Americans who will be 85 or older, the segment of the population that comprises the largest percentage of residents at long-term care facilities, will triple. In addition, with advances in medication and methods, patients are using medication at earlier ages.

Second, long-term care facility residents are taking an increasing number of medications per day. This increase is due to (i) advances in medical technology which have resulted in the availability of new drug therapy regimens and (ii) the generally higher acuity levels of residents as a result of both payors' efforts to have care delivered in the lowest cost setting and the generally older, and consequently sicker, population of long-term care facility residents.

Third, hospitals are discharging patients earlier due to funding pressures and cost containment efforts. The result is an increasing number of patients receiving care outside of traditional hospitals in alternative setting such as long-term care facilities.

Business Strategy

NetCare's strategy is to become a leading provider of pharmacy related services in each of its markets by offering high quality cost effective services. NetCare intends to accomplish its goal by:

  expanding the services that NetCare offers to its existing clients; and

  increasing the number of facilities which NetCare services through an increased effort on sales and marketing and through the acquisition of other health care service providers.

Expanding the services NetCare offers to its existing clients.

NetCare intends to leverage its existing client relationships by offering additional pharmacy related services. NetCare intends to offer the following services.

Business Consulting and Pharmacy Cost Management

NetCare believes that it can offer management systems to its clients to reduce their pharmacy costs, achieve efficiencies and increase productivity.

Nutritional Services

NetCare intends to provide client facilities with registered dieticians and nutrition support certified nurses.

Sales and Marketing Support Services

NetCare intends to develop a program to monitor its infusion therapy program by indentifying payors, referral sources and activities known to have a successful track record. NetCare will assist clients in marketing infusion therapy programs to discharge planners, nursing agency directors, admitting physicians and managed care payors.

Reimbursement Services

NetCare intends to offer consulting services to ensure that health outcomes are maximized while costs are minimized. NetCare's consultants will monitor regulatory standards and reimbursement procedures custom designed for the client facility.

Diagnostic Services

NetCare intends to offer diagnostic services to its clients including mobile x-rays, electrocardiograms and ultra sound (echocardiograms).

Durable Medical Equipment

NetCare intends to sell and lease durable medical equipment including respiratory equipment, wheelchairs and oxygen concentrators.

Increasing the number of facilities which NetCare services.

Pursuing Acquisitions

NetCare believes that the health care service industry is fragmented. NetCare intends to pursue a growth strategy that includes acquisitions in target markets. NetCare also intends to utilize acquisitions to increase its geographic markets.

Pursuing Strategic Alliances

NetCare intends to pursue relationships with health care providers, pharmaceutical companies, and other health care service providers to assist it in marketing its products and services.

Assisted Living Facilities

NetCare intends to aggressively market its products and services to assisted living facilities in its present and new geographic areas.

Increasing Sales and Marketing

NetCare intends to place an increased emphasis on sales and marketing programs targeted to health care management companies. NetCare intends to develop a company brochure, advertise in trade publications, prepare promotional literature, participate in trade shows and increase its sales and marketing staff.

Pharmacy Services

NetCare purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions to the nursing facility for administration to individual residents by the facility's nursing staff. NetCare maintains a 24-hour, seven-day per week, on-call pharmacist service for emergency dispensing and delivery or for consultation with the facility's staff or the resident's attending physician.

Upon receipt of a prescription, the relevant resident information is entered into NetCare's computerized dispensing and billing systems. At that time, the dispensing system checks the prescription for any potentially adverse drug interactions or resident sensitivity. When required or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or resident. NetCare also provides therapeutic interchange, with physician approval, in accordance with its pharmaceutical care guidelines.

NetCare provides a "unit dose" distribution system. Most of its prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are provided in accordance with patient requirements utilizing either a box unit dose system or unit dose punch card system. NetCare believes that the unit dose system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves resident compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

Integral to NetCare's drug distribution system is its computerized medical records and documentation system. NetCare provides to the facility computerized medication administration records and physician's order sheets and treatment records for each resident. Data extracted from these computerized records is also formulated into monthly management reports on resident care and quality assurance. NetCare believes the computerized documentation system, in combination with the unit dose drug delivery system, results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. NetCare believes these benefits improve drug efficacy and result in fewer drug-related hospitalizations.

Consultant Pharmacist Services

Federal and state regulations generally require that long-term care facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of resident care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage. NetCare provides consultant pharmacist services which help clients comply with the federal and state regulations applicable to nursing homes. The services offered by NetCare's consultant pharmacists include:

comprehensive, monthly drug regimen reviews for each resident in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the resident's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs;

participation on the pharmacy and therapeutics, quality assurance and other committees of client facilities as well as periodic involvement in staff meetings;

monitoring and monthly reporting on facility-wide drug usage;

development and maintenance of pharmaceutical policy and procedures manuals; and

assistance to the nursing facility in complying with state and federal regulations as they pertain to patient care.

Additionally, NetCare offers a specialized line of consulting services which help long-term care facilities to enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, NetCare provides:

data required for OBRA and other regulatory purposes, including reports on psycho tropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage;

plan of care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs;

counseling related to appropriate drug usage and implementation of drug protocols;

on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues;

mock regulatory reviews for nursing staffs; and

nurse consultant services and consulting for dietary, social services and medical records.

Ancillary Services.

NetCare provides the following ancillary products and services to long-term care facilities:

Infusion Therapy Products and Services.

With cost containment pressures in health care, nursing facilities are called upon to treat moderately acute, but stabilized patients that would otherwise be treated in the more costly hospital environment, provided that the nursing staff and pharmacy are capable of supporting higher degrees of acuity. NetCare provides infusion therapy support services for such client facilities. Infusion therapy consists of the product (a nutrient, antibiotic or other drugs in solution) and the intravenous administration of the product.

NetCare prepares the product to be administered, where required, using proper equipment in the appropriate environment and then delivers the product to the nursing home for administration by the nursing staff. NetCare utilizes a nursing agency to supply nurses to provide infusion therapy to its client facilities. Proper administration of intravenous ("IV") drug therapy requires a highly trained nursing staff. NetCare's consultant pharmacists and nurse consultants operate an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV program.

By providing an infusion therapy program, NetCare enables its client facilities to admit and retain patients who otherwise would need to be cared for in an acute-care facility. The most common infusion therapies NetCare provides are total parenteral nutrition, antibiotic therapy, pain management and hydration.

Wound, Urological and Ostomy Management

NetCare provides wound care, urological and ostomy programs designed to aid each facility in their quality of care, while minimizing the facility expenses. NetCare provides information and support for all of its products and services through its team of Medicare Part B specialists. These specialists work directly with each facility to capture all possible Medicare Part B reimbursable products, advise on more cost-effective measures, and to answer any questions regarding patient care. NetCare provides a variety of medical supplies for Medicare Part B reimbursement. NetCare's inventory maintains a constant turnover and consists of the latest in specialized high quality wound dressings, urological and ostomy supplies. Monthly, its specialists visit each facility to evaluate the resident's medical chart and obtain the most recent information.

Materials/Supply.

NetCare purchases pharmaceuticals through a wholesale distributor with whom NetCare has a prime vendor contract, at prices based primarily upon contracts negotiated by NetCare directly with pharmaceutical manufacturers. For the year ended December 31, 2000, NetCare purchased 85% of its pharmaceutical supplies from such supplier. NetCare also is a member of industry buying groups which contract with manufacturers for discounted prices based on volume which are passed through to NetCare by its wholesale distributor. NetCare has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

Patents and Trademarks

NetCare's business operations are not dependent upon any material patents or trademarks.

Inventories

NetCare seeks to maintain adequate on-site inventories of pharmaceuticals to ensure prompt delivery service to its customers. NetCare's primary wholesale distributor also maintains local warehousing in the geographic markets in which NetCare operates.

Competition

By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic regions it serves, NetCare competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. NetCare competes in these markets on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services, along with the clinical expertise, pharmaceutical technology and professional support NetCare offers. NetCare believes that it competes favorably in these respects.

Customers

At September 30, 2001, NetCare provided pharmacy related services to approximately 1,700 residents in approximately 18 long-term care facilities and other institutional healthcare settings. Of the 18 facilities eight are owned or managed by Lexington Healthcare Group, Inc. For the year ended December 31, 2000, 64% of the residents serviced by NetCare were under the control of Lexington Healthcare Group. For some of NetCare's services, NetCare has entered into contracts, as is typical in the industry, which are generally for a period of three years.

Government Regulation

Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. NetCare continuously monitors the effects of regulatory activity on its operations.

Licensure, Certification and Regulation. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. NetCare currently has pharmacy licenses for each pharmacy it operates. NetCare's pharmacies hold the requisite licenses applicable in these states. In addition, its pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Client long-term care facilities are also separately required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Client facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on NetCare's behalf are in most cases required to obtain and maintain professional licenses and are subject to state regulation regarding professional standards of conduct.

Federal and State Laws Affecting the Repackaging, Labeling and Interstate shipping of Drugs. Federal and state laws impose certain repackaging, labeling and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail outlets. A drug repackager must register with the Food and Drug Administration ("FDA") as a manufacturing establishment, and is subject to FDA inspection for compliance with relevant good manufacturing practices("GMPs"). NetCare holds all required registrations and licenses, and NetCare believes its repackaging operations are in compliance with applicable state and federal GMP requirements. In addition, NetCare believes it complies with all relevant requirements of the Prescription Drug Marketing Act for the transfer and shipment of pharmaceuticals.

State Laws Affecting Access to Services. Some states have enacted "freedom of choice" or "any willing provider" requirements as part of their state Medicaid programs or in separate legislation. These laws and regulations may prohibit a third-party payor from restricting the pharmacies from which their participants may purchase pharmaceuticals. Similarly, these laws may preclude a nursing facility from requiring their patients to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which NetCare faces in providing services to nursing facility residents.

Medicare and Medicaid. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

As is the case for nursing home services generally, NetCare receives reimbursement from the Medicaid and Medicare programs, directly from individual residents (private pay), and from other payors such as third-party insurers. NetCare believes that its reimbursement mix is in line with national expenditures for pharmaceutical services in nursing homes. For the nine months ended July 31, 2001, NetCare's payor mix was approximately as follows: 11 % private pay and long-term care facilities, 80 % Medicaid and Medicare (including direct billing for medical supplies) and 9% other private sources.

For those patients who are not covered by government-sponsored programs or private insurance, NetCare generally directly bills the patient or the patient's responsible party on a monthly basis. Depending upon local market practices, NetCare may alternatively bill private patients through the nursing facility. Pricing for private pay patients is based on prevailing regional market rates or "usual and customary" charges.

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind, or disabled individuals, or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the secretary of the Department of Health and Human Services ("HHS") for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given authority, subject to certain standards, to limit or specify conditions for the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific standards for skilled nursing facilities and nursing facilities relating to drug regimen reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general requirements for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review standards. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general requirements, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which NetCare operates currently do require our pharmacies to comply with these general standards. Third, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. Among other things, regulations establish "upper limits" on payment levels. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs that may affect our operations. For example, some states have enacted "freedom of choice"requirements that may prohibit a nursing facility from requiring residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition that we face in providing services to nursing facility patients.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of three parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; Medicare Part B, which covers physicians' services, outpatient services, items and services provided by medical suppliers, and a limited number of specifically designated prescription drugs; and Medicare part C, established by The Balanced Budget Act of 1997 ("BBA"), which generally allows beneficiaries to enroll in additional types of Managed Care programs beyond the traditional Medicare fee for service program. Part C is generally referred to as "Medicare+ Choice." Many Medicare beneficiaries are being served through such Medicare+ Choice organizations. In addition to the limited Medicare coverage for specified products described above, some Medicare+ Choice organizations providing health care benefits to Medicare beneficiaries offer expanded drug coverage. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled nursing facilities and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect a provider's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries. Medicare and Medicaid providers and suppliers are subject to inquiries or audits to evaluate their compliance with requirements and standards set forth under these government-sponsored programs. Such audits and inquiries, as well as NetCare's own internal compliance programs, from time to time have identified overpayment and other billing errors resulting in repayment or self-reporting. NetCare believes that its billing practices materially comply with applicable state and federal requirements. However, there can be no assurance that such requirements will not be interpreted in the future in a manner inconsistent with NetCare's interpretation and application. The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, executive orders and freezes and funding reductions, all of which may adversely affect our business. There can be no assurance that payments for pharmaceutical supplies and services under the Medicare and Medicaid programs will continue to be based on current methodologies or remain comparable to present levels. In this regard, NetCare may be subject to rate reductions as a result of federal budgetary or other legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment reductions and delays in payment to NetCare.

In addition, the failure, even if inadvertent, of NetCare and/or its client institutions to comply with applicable reimbursement regulations could adversely affect our business. Additionally, changes in such reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect our business.

Referral Restrictions. NetCare is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under federal health care programs. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by federal health care programs. Violations of these laws may result in fines, imprisonment, and exclusion from the federal programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties under the federal anti-kickback statute to parties meeting all of the safe harbor requirements. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the HHS Office of Inspector General ("OIG"), which is charged with enforcing the federal anti-kickback statute. In response to requests the OIG issues written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions are binding as to the secretary and the party requesting the opinion.

The OIG issues "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG also issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program and, to a lesser extent, under the Medicare program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product.

The Ethics in Patient Referrals Act ("Stark I"), effective January 1, 1992, generally prohibits physicians from referring Medicare patients to clinical laboratories for testing if the referring physician (or a member of the physician's immediate family) has a "financial relationship," through ownership or compensation with the laboratory. The Omnibus Budget Reconciliation Act of1993 contains provisions commonly known as "Stark II" ("Stark II") expanding Stark I by prohibiting physicians from referring Medicare and Medicaid patients to an entity with which a physician has a "financial relationship" for the furnishing of certain items set forth in a list of "designated health services,"including outpatient prescription drugs, durable medical equipment, enteral supplies and equipment and other services. Subject to certain exceptions, if such a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs, and civil monetary penalties may be assessed for each prohibited claim submitted.

On January 4, 2001, the Health Care Financing Administration ("HCFA") released the first part of the Stark II final rule. This final rule is divided into two phases. Phase I focuses on the provisions related to prohibited referrals, the general exception to ownership and compensation arrangement prohibitions and the related definitions. Most of Phase I of the rulemaking will become effective January 4, 2002. Phase II of the final rule is expected to be released in 2001. Phase II will cover the remaining portions of the statute, including those pertaining to Medicaid. Phase I of the final rule eases certain of the restrictions in the proposed rule. The final rule also, among other things: recognizes an exception for referrals for residents covered under a Part A skilled nursing facility stay; conforms certain physician supervision requirements to HCFA coverage and payment policies for the specific services; clarifies the definitions of designated health services and indirect financial relationships; and creates new exceptions for indirect compensation arrangements and fair market value transactions.

Other provisions in the Social Security Act and in other federal and state laws authorize the imposition of penalties, including criminal and civil fines and exclusions from participation in Medicare and Medicaid, for false claims, improper billing and other offenses.

In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like.

NetCare believes its contract arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with applicable federal and state laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with its interpretation and application.

Health Care Reform and Federal Budget Legislation. In recent years, federal legislation has resulted in major changes in the health care system, and included other provisions which could significantly effect healthcare providers, either nationally or at the state level. The BBA signed into law on August 5,1997, sought to achieve a balanced federal budget by, among other things, reducing federal spending on the Medicare and Medicaid programs. With respect to Medicare, the law mandates establishment of PPS for skilled nursing facilities under which facilities are paid a federal per diem rate for virtually all covered skilled nursing facility services, including ancillary services such as pharmacy. Payment is determined by one of 44 resource utilization group ("RUG") categories. PPS was implemented for cost reporting periods beginning on or after July 1, 1998. Prior to PPS, skilled nursing facilities under Medicare received cost-based reimbursement. In the Conference Report accompanying the BBA, the conferees specifically noted that, to ensure that the frail elderly residing in skilled nursing facilities receive needed and appropriate medication therapy, the Secretary of HHS is to consider, as part of PPS for skilled nursing facilities, the results of studies conducted by independent organizations, including those which examine appropriate payment mechanism and payment rates for medications therapy, and develop case mix adjustments that reflect the needs of such patients.

With respect to Medicare suppliers, the BBA also imposes limits on annual updates in payments to Medicare skilled nursing facilities for routine services, and institutes consolidated billing for items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and services for all non-physician Part B items and services for skilled nursing facility residents no longer eligible for Part A skilled nursing facility care. While this provision was to become effective July 1, 1998, it was delayed indefinitely and administratively. (Later, this provision was repealed except for services furnished to residents in a Part A skilled nursing facility stay and to therapy services covered under Part B below.)

The BBA also imposed numerous other cost savings measures affecting Medicare skilled nursing facility services. On November 29, 1999, Congress enacted the Medicare, Medicaid, SCHIP Balanced Budget Refinement Act of 1999 ("BBRA") which was designed to mitigate the effects of the BBA. The BBRA allows skilled nursing facilities to choose to receive the full federal PPS rates on or after December 15, 1999 (based upon the fiscal year-end of the skilled nursing facility) rather than participating in the three-year transition period. Also, effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20% for 15 patient acuity categories, including medically complex patients with generally higher pharmacy costs, pending appropriate revisions to the PPS. The increases will continue until HCFA implements a refined RUG system that better accounts for medically-complex patients. The revised rates may be more or less than the temporary 20% increase under the BBRA. The BBRA also provides for a 4% increase in payments otherwise determined under the BBA for all patient acuity categories for fiscal years 2001 and 2002 (in addition to the 20% increase in the 15 high acuity categories). NetCare believes these changes should improve the financial condition of skilled nursing facilities and provide incentives to increase occupancy and Medicare admissions, particularly among the more acutely ill.

The Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"), signed into law December 21, 2000, includes provisions designed to further mitigate the effects of reimbursement cuts contained in the BBA. Among other things, BIPA eliminates the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001, implemented in two phases. Specifically, the update rate for October 1, 2000 through March 31, 2001 is the market basket index ("MBI") increase minus 1 percentage point; the update for the period April 1,2001 through September 30, 2001 is the MBI increase plus 1 percentage point. This increase will not be included when determining payment rates for the subsequent period. In fiscal years 2002 and 2003, payment updates will equal the MBI increase minus 0.5 percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increases payment for the nursing component of each RUG category by 16.66% for services furnished after April 1, 2001 and before October 1, 2002. Moreover, BIPA further refines the consolidated billing requirements. Specifically, effective January 1, 2001, the law limits consolidated billing requirements to items and services furnished to skilled nursing facility residents in a Medicare Part A covered stay and to therapy services covered under Part B. In other words, for residents not covered under a Part A stay, skilled nursing facilities may choose to bill for non-therapy Part B services and supplies, or they may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modifies the treatment of the rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility residents with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for residents needing "medium" or "low"levels of therapy. Specifically, effective for services furnished on or after April 1, 2001 and before implementation of the refined RUG system (discussed above), the law increases by 6.7% the federal per diem payments for 14 rehabilitation categories, effective April 1, 2001. The 20% additional payment under the BBRA for three rehabilitation categories is removed to make this provision budget neutral. BIPA also permits the Secretary of HHS to establish a process for geographic reclassification of skilled nursing facilities based upon the method used for inpatient hospitals.

The BBA also mandates that suppliers obtain a surety bond as a condition of issuance or renewal of a Medicare Part B supplier number. In January 1998, new rules were proposed to establish additional supplier standards, including the requirement to obtain a surety bond. Under the proposal, a supplier would be required to obtain a surety bond for each tax identification number for which it has a Medicare supplier number.

In October 2000, HCFA issued final supplier standards, which expanded certain operational requirements for suppliers. In the final rule, HCFA decided to delay the surety bond rule pending "extensive changes" to this requirement. HCFA states that it will consider public comments received on the surety bond, primarily relating to costs, along with its experience with surety bonds for home health agencies and the General Accounting Office ("GAO") study of Medicare surety bonds, when it issues a proposed rule on surety bonds in the future. Until HCFA issues a final rule on this provision, there is no surety bond requirement for suppliers.

With respect to Medicaid, the BBA repealed the "Boren Amendment" federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997, giving states greater latitude in setting payment rates for such facilities. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities or that payments to nursing facilities will be made on a timely basis. The law also grants states greater flexibility to establish Medicaid managed care programs without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facility and institutional pharmacy services, no assurances can be given that these programs ultimately will not change the reimbursement system for long-term care, including pharmacy services, from fee-for-service to managed care negotiated or capitate rates. NetCare is unable to predict what impact, if any, future Medicaid managed care systems might have on its operations.

On January 12, 2001, the Secretary of HHS issued final regulations to implement changes to the Medicaid "upper payment limit" requirements. The purpose of the rule is to stop states from using certain accounting techniques to inappropriately obtain extra federal Medicaid matching funds that are not necessarily spent on health care services for Medicaid beneficiaries. Although the rule will be phased in over eight years to reduce the adverse impact on certain states, the rule eventually could result in decreased federal funding to state Medicaid programs, which, in turn, could prompt certain states to reduce Medicaid reimbursements to providers, such as NetCare's client nursing facilities and NetCare.

Although it is unclear what the long-term impact of PPS will be, since implementation the impact of PPS has been evidenced by an erosion of census for some facilities, lower acuity levels of residents in some nursing homes, lower pricing and an unfavorable payor mix for NetCare. While NetCare expects that the impact of PPS on the long-term care industry will continue to affect NetCare and its clients, it appears that the unfavorable operating trends experienced to date have begun to stabilize. NetCare anticipates that federal and state governments will continue to review and assess alternate health care delivery systems, payment methodologies and operational requirements for health care providers including protection of confidential patient information. It is not possible to predict the effect of elements of potential legislation or regulation, or the interpretation or administration of such legislation or regulation, including the adequacy and timeliness of payment to or costs required to be incurred by client facilities, on NetCare's business. Accordingly, there can be no assurance that any such future health care legislation or regulation will not adversely affect NetCare's business.

BIPA also clarifies HCFA policy with regard to coverage of drugs and biologicals, and addresses certain payment issues. Among other things, the Act specifies that payment for drugs under Part B must be made on the basis of assignment. In other words, the provider must accept the Medicare fee schedule amount as payment in full; beneficiaries are not liable for any out-of-pocket costs other than standard deductible and coinsurance payments. BIPA also mandates a study by the GAO on payment for drugs and biologicals under Medicare Part B, and requires the GAO to report to Congress and the Secretary of HHS within nine months of enactment on specific recommendations for revised payment methodologies.

BIPA also addresses HCFA's attempts to modify the calculation of average wholesale prices ("AWPs") of drugs, upon which Medicare and Medicaid reimbursement is based. The federal government has been actively investigating whether pharmaceutical manufacturers have been manipulating AWPs. In May 2000, HCFA proposed using new Department of Justice pricing data for updating Medicare payment allowances for drugs and biologicals, although HCFA withdrew this proposal in November 2000, citing the likelihood of Congressional action in this area. The Act establishes a temporary moratorium on direct or indirect reductions (but not increases) in payment rates in effect on January 1, 2001,until the Secretary reviews the GAO report.

It is uncertain at this time what additional health care reform initiatives, including a Medicare prescription drug benefit, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the health care system. There can be no assurance that future healthcare or budget legislation or other changes will not have an adverse effect on NetCare's business.

Health Information Practices

The Federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") authorized the Secretary of the Federal Department of Health and Human Services to issue standards for the privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to health plans, healthcare providers and healthcare clearinghouses that transmit health information electronically. Regulations adopted to implement HIPAA also require that business associates acting for on or behalf of these HIPAA-covered entities be contractually obligated to meet HIPAA standards. Regulations setting standards for the format of electronic transactions became effective in October 2000.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law will initially bring about significant and, in some cases, costly changes. HHS has released two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, such as pharmacy claims, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits, and it establishes standards for the use of electronic signatures. HHS finalized the new transaction standards on August 17, 2000, and NetCare, as well as its nursing facility clients, will be required to comply with them by October 16, 2002.

Second, HHS developed new standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held or disclosed by health care providers and other affected entities in any form, whether communicated electronically, on paper, or orally, subject only to limited exceptions. In addition, the regulations provide patients with significant new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations that may apply to us. The privacy standards were issued on December 28, 2000, with an effective date of April 14, 2001, and a compliance date of April 14, 2003. In addition, HHS amended the final rule to allow additional public comment on the rule prior to the April 14, 2001 effective date. Congress and the Bush Administration are taking a careful look at the regulations, but NetCare does not know whether it will change the privacy standards or its compliance date.

Rules governing the security of health information have been proposed but have not yet been issued in final form. Once issued in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with HIPAA include criminal penalties and civil sanctions.

NetCare is evaluating the effect of HIPAA. At this time, NetCare anticipates that it will be able to fully comply with those HIPAA requirements that have been adopted. However, NetCare cannot at this time estimate the cost of such compliance, nor can NetCare estimate the cost of compliance with standards that have not yet been finalized by HHS or which may be revised. The new and proposed health information standards are likely to have a significant effect on the manner in which NetCare handles health data and communicate with payors. NetCare cannot assure you that any inability to comply with existing or future standards, or the cost of its compliance with such standards, will not have a material adverse effect on its business, financial condition or results of operations.

The OIG has issued guidance to various sectors of the healthcare industry to help providers design effective voluntary compliance programs to prevent fraud, waste and abuse in healthcare programs, including Medicare and Medicaid.

Environmental Matters

In operating its facilities, historically NetCare has not encountered any major difficulties in effecting compliance with applicable pollution control laws. No material capital expenditures for environmental control facilities are expected. While NetCare cannot predict the effect which any future legislation, regulations, or interpretations may have upon its operations, NetCare does not anticipate any changes that would have a material adverse impact on its operations.

Sales and Marketing

NetCare believes that the sales and marketing skills of its employees have been instrumental in its growth to date and will be critical to its future success. NetCare emphasizes to its employees the importance of patient base growth and retention by providing quality service to health care facilities and their patients. The sales representatives employed by NetCare include registered pharmacists who market all of its services and products and are responsible for maintaining and expanding its relationships with institutional health care facilities. NetCare's personnel are instructed on methods of serving the institutional health care facilities by counseling them on new procedures and medical technologies. NetCare emphasizes the cross-marketing of all its products to health care facilities with which its salespeople have already developed professional relationships.

Employees

As of September 30, 2001, NetCare employed 20 persons on a full-time basis including one executive officer, one administrative personnel and 18 service providers. None of NetCare's employees is a member of a labor union. NetCare considers its relationship with its employees to be good.

Item 2. Description of Properties

NetCare leases a 9,400 square foot facility in Middletown, Connecticut at a monthly rental of $8,000 per month. The lease expires in December 2009.

Digital Commerce International, Inc. terminated their lease in August, 2001.

Item 3. Legal Proceedings.

There are no material legal proceedings pending or, to NetCare's best knowledge, threatened against NetCare.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

The common stock is traded on the NASD Over-The-Counter Bulletin Board under the symbol "THBK." The following table sets forth the range of high and low last sales price for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended                                                     High                         Low

January 31, 2000                                             $10.25                     $10.125

April 30, 2000                                                 $13.00                      $10.00

July 31, 2000                                                   $10.00                        $4.50

October 31, 2000                                            $4.50                          $0.76

January 31, 2001                                             $0.78                          $0.188

April 30, 2001                                                 $0.469                         $0.04

July 31, 2001                                                   $0.08                           $0.03

October 31, 2001                                            $0.075                         $0.02

(b) Security Holders

The approximate number of record holders of shares of the our common stock as of October 31, 2001 was 1,500.

(c) Dividends

We have not paid dividends within the last three years and do not anticipate or contemplate paying cash dividends in the foreseeable future. We presently intend to utilize all available funds for the development and growth of its business and operations.

(d) Recent Sales of Unregistered Securities

In the second quarter of the fiscal year ended October 31, 2001, we issued:

(i) 4,200,000 shares of common stock to four consultants for consulting services in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and

(ii) options to purchase 1,550,000 shares of common stock at an exercise price of $.01 per share to four consultants for consulting services in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In May 2001 we issued 6,418,066 shares of common stock to our two officers and directors in exchange for cancellation of indebtedness in the aggregate amount of $192,542 in a transaction exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In July 2001 we issued 8,750,000 shares of common stock to an accredited investor in a transaction exempt from the registration requirements of the Securities Act of 1934, as amended, pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and we agreed to issue an additional 9,250,000 shares in December 2001 to the same investor for an aggregate purchase price of $203,000.

In September 2001 we sold convertible promissory notes in the aggregate amount of $175,000 to two accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act 1933, as amended and Regulation D promulgated thereunder, which are convertible at a conversion price of $.02 per share.

Pursuant to an agreement dated as of January 2001, we agreed to issue shares of common stock to iShopper Internet Services, Inc. in exchange for certain assets in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of

Operation or Plan of Operation.

Special Note Regarding Forward-Looking Statements. Certain statements in this report and elsewhere (such as in our other filings with the Securities and Exchange Commission, press releases, presentations by our management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Out actual results could differ materially from those anticipated in these forward-looking statements. We do not undertake any obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

We earned operating revenues of $15,010 for the year ended October 31, 2001 as compared with $140,145 for the year ended October 31, 2000. These revenues consisted primarily of commission revenues from our role as a sales agent for an organization engaged in credit card transaction processing. The decrease in sales was primarily the result of the non-renewal of our contract with the supplier of an international payment processing services. We halted operations at the end of the third quarter of 2001 due to the substantial decrease in operating revenues, continuing losses from operations and the restructuring in connection with the anticipated merger with NetCare Health Services, Inc.

General and Administrative Expenses

General and administrative expenses for the year ended October 31, 2001 totaled $1,800,753 as compared with $2,421,314 for the year ended October 31, 2000. General and administrative expenses for the year were comprised primarily of compensation for personnel, fees for outside professionals, telecommunications, occupancy, other overhead costs, including travel and entertainment expenses and losses on sale of marketable securities. General and administrative expenses also include expenses for salaries and other expenses for our executive officers and another employee who were paid with stock subscriptions at October 31, 2001. This non-cash expense totaled approximately $700,000 in fiscal year 2001 and approximately $300,000 in fiscal year 2000. Additionally, fiscal year 2001 expense includes $246,667 which was a prepayment as of October 31, 2000 and $336,000 for services rendered in 2001; both of these expenses were paid for with common stock or subscriptions for common stock. General and administrative expenses in fiscal year 2001 decreased principally due to a reduction in personnel costs, consulting services and related expenses.

Liquidity and Capital Resources

We financed our operations primarily through private placements of our common stock and convertible loan advances which provided net proceeds of approximately $378,000. At October 31, 2001, we had no cash or cash equivalents.

We have no material commitments at October 31, 2001.

Net cash used by operating activities during the year ended October 31, 2001 was $375,567. The principal use of cash was to fund net losses from operations.

Net cash used by investing activities during the year ended October 31, 2001 was $242,252, $3,877 was paid for acquisition of capital assets, $250,000 was paid for non-refundable advances to NetCare Health Services, Inc. and $11,625 was provided from the sale of marketable securities.

Net cash provided by financing activities was $544,866 derived from private sales of restricted stock and common stock subscriptions and convertible notes.

In July through August 2001, we issued 8,750,000 shares of common stock to an investor in a private placement for a purchase price of $175,000.

We issued a total of 19,368,066 shares of common stock during 2001 primarily to raise cash for the NetCare transaction, settle outstanding debt and as compensation for services. In addition, we issued stock subscriptions for 75,026,666 shares of our common stock to be issued upon the increase of the number of shares of authorized common stock. These shares were utilized to settle outstanding debt, raise funding for the NetCare transaction and as compensation for services. In connection with the sale and delivery of the shares of the common stock in a private placement, Michael Kang and John W. Combs, our officers, loaned us an aggregate of 2,700,896 shares of common stock which shall be issuable upon the increase of the number of authorized shares of common stock of the Company.

In May 2001, Michael Kang, our chairman and chief executive officer, and John W. Combs, our executive vice president and director, cancelled indebtedness of $84,000 and $108,000, respectively, in exchange for 2,802,833 and 3,615,233 shares of Common Stock, respectively.

We also issued options to purchase an aggregate of 1,550,000 shares of common stock for a purchase price of $0.01 per share pursuant to consulting agreements commencing in February 2001, which were not part of our existing stock option plan at October 31, 2001.

Our independent auditors' report on our consolidated financial statements stated as of October 31, 2001 that due to recurring operating losses and lack of working capital, there is substantial doubt about our ability to continue as a going concern. We presently cannot satisfy our cash requirements which are principally the settlement of outstanding account payable.

In light of our financial condition we consummated the transaction with NetCare Health Services, Inc. in January 2002.

Item 7. Financial Statements.

See Item 13 of this form 10-KSB "Exhibits and Reports on Form 8-K."

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Crouch Bierwolf & Associates served as the independent accountants in connection with the audit of our financial statements for the year ended October 31, 2000. In May 2001, we mutually agreed with Crouch Bierwolf & Associates to terminate our relationship and we engaged Marks Paneth & Shron LLP to serve as our auditors. The report of the independent certified public accountant for the year ended October 31, 2000 did not express an adverse opinion or disclaimer of opinion, but expressed substantial doubt about our ability to continue as a going concern. The change to Marks Paneth & Shron LLP was ratified by our board of directors. We believe, and have been advised by Crouch Bierwolf & Associates that they concur in such belief, that in connection with the audits of our financial statements for the fiscal year ended October 31, 2000 and subsequent thereto, and we did not have any disagreement with such firm as of the date of their termination on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Crouch Bierwolf & Associates would have caused such firm to make reference to the matter in their report.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The following table sets forth certain information concerning our directors and executive officers.

Name Age Positions Held

Michael Kang 42 Chairman, Chief Executive Officer, President and Director

John W. Combs 55 Executive Vice President, Secretary and Director

Michael Y.H. Kang has been our Chairman and Chief Executive Officer and a director and is a co-founder of Digital Commerce Inc. From June 1997 through May 1999, Mr. Kang was a principal of Capital West Financial Group, a private investment and capital management firm in Vancouver, Canada. From February 1995 through May 1997, Mr. Kang was the director of marketing of Brockton Realty, Inc., a real estate development firm in Vancouver, Canada.

John W. Combs has been our Executive Vice President, Secretary and a director since June 1999 and is a co-founder of Digital Commerce Inc. In collaboration with Mr. Kang, Mr. Combs co-founded several private investment and capital management firms and is a shareholder in Combs Group, a family commercial real estate corporation in Toronto. From June 1997 through May 1999, Mr. Combs was a principal of Capital West Financial Group, a private investment and capital management firm in Vancouver, Canada. From November 1987 through June 1997, Mr. Combs was a principal of Brockton Realty Inc., a real estate development firm in Vancouver, Canada. He is also the owner of Combs Realty Inc., a Vancouver based real estate and development company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), during our fiscal year ended October 31, 2001, and (ii) Forms 5 and amendments thereto and/or written representations furnished to us by any director, officer or ten percent security holder of the Company (collectively "Reporting Persons") stating that he or she was not required to file a Form 5 during the Company's fiscal year ended October 31, 2001, it has been determined that no Reporting Person is delinquent with respect to his or her reporting obligations set forth in Section 16(a) of the Exchange Act, except with respect to Form 4s for Mr. Kang and Mr. Combs for transactions in May 2001 and a Form 3 with respect to a transaction with Mathers Associates.

Item 10. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of the Chief Executive Officer and our other most highly compensated executive officer (collectively, the "Named Executive Officers") earning in excess of $100,000 for the years ended October 31, 2000 and 2001.

Name and Principal Other Annual Securities

Underlying Position                 Year             Salary Compensation Options/SARS

Michael Y H Kang                 2000                 $246,667(1)(2) - 200,000

CEO                                      2001                 $300,000(1)(2)

John W. Combs                     2000                 $246,667(1)(2) - 200,000

Executive VP                         2001                 $300,000(1)(2)

(1) The additional compensation received reflects an automobile allowance.

(2) As of October 31, 2001, Mr. Kang and Mr. Combs converted unpaid salary and expenses of $473,000 and $472,000, respectively, into 15,667,667 shares of common stock and 15,733,333 shares of common stock, respectively. In May 2001, Mr. Kang and Mr. Combs cancelled indebtedness of $84,000 and $108,000, respectively, in exchange for 2,802,833 and 3,615,223 shares of Common Stock, respectively.

Stock Option Grants

There were no stock options awarded to each of our Named Executive Officers during the fiscal year ended October 31, 2001.

Fiscal Year-End Option Value

The following table provides information regarding the number and value of options to acquire shares of common stock held by the Named Executive Officers on October 31, 2001.

Number of Securities

Value of Unexercised

In-the-Money Underlying Unexercised

Options at Options at

Fiscal Year-End (#) Fiscal Year-End

Name Exercisable Unexercisable Exercisable Unexercisable

Michael Kang 0 775,000 - -

John W. Combs 0 775,000 - -

For purposes of determining the values of the options held by the Named Executive Officers, we assumed that the shares of common stock underlying the option granted had a value of $.05 per share on October 31, 2001, which is the estimated fair market value the Board of Directors attributed to the shares of Common Stock on October 31, 2001. The option value is based on the difference between the fair market value of such shares on October 31, 2001, and the option exercise price per share, multiplied by the number of shares subject to the options.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as to the common stock ownership of each of our directors, executive officers, all executive officers and directors as a group, and all persons known by us to be the beneficial owners of more than five percent of our common stock. Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of common stock beneficially owned by them.

The table below sets forth information, as of January 30, 2002, with beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, by each of our directors, by each Named Executive Officer, and by all of our officers and directors as a group, excluding the shares of common stock issuable in connection with NetCare Health Services, Inc. and other shares issuable upon an increase in the number of authorized shares. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

Amount and Nature of

Name of Beneficial Owner Beneficial Owner Percent of Class

John W. Combs (1) 4,109,785 13.7%

300 - 1199 West Hastings Street

Vancouver, British Columbia

V6E 3T5 Canada

Michael Y.H. Kang (2) 3,297,385 11.0%

300 - 1199 West Hastings Street

Vancouver, British Columbia

V6E 3T5 Canada

Mathers Associates 8,750,000 29.2%

230 Mathers Road

Ambler, PA 19002

All officers and directors as a

group (2 persons) 7,407,170 24.7%

(1) Includes 1,845,000 shares held by West Point Asset Management Ltd for the benefit of Mr. Combs and his family, but does not include 775,000 shares of common stock issuable upon the exercise of options or 1,350,448 shares of common stock which were loaned to us.

(2) Includes 1,845,000 shares held by Raging Bull Asset Management Ltd for the benefit of Mr. Kang and his family, but does not include 775,000 shares of common stock issuable upon the exercise of options or 1,350,448 shares of common stock which were loaned to us.

Item 12. Certain Relationships and Related Transactions.

Digital Commerce Bank Inc. is the holder of our bank charter. John W. Combs, as nominee of our bank, applied for the bank charter and contributed the charter to our bank once the application was approved.

As of October 31, 2000, Michael Kang, the Company's Chairman and Chief Executive Officer and John W. Combs, the Company's Executive Vice President and director were each owed $74,000 for amounts which were advances to the Company. In May 2001, Mr. Kang and Mr. Combs cancelled indebtedness of $84,000 and $108,000, respectively, in exchange for 2,802,833 and 3,615,233 shares of Common Stock, respectively.

As of October 31, 2001, Mr. Kang and Mr. Combs converted accrued salary and expenses in the amount of $473,000 and $472,000, respectively, into 15,766,667 shares and 15,733,333 shares of common stock, respectively

In July 2001, Mr. Kang and Mr. Combs loaned an aggregate of 2,700,896 shares of common stock in connection with a private placement. The shares of common stock are to be reissued upon the increase in the number of authorized shares of common stock.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Index to Financial Statements

<table>

Digital Commerce International, Inc. and Subsidiaries

INDEX TO AUDITED FINANCIAL STATEMENTS
Page

Balance Sheet
As of October 31, 2001

Statement of Operations
For the Years Ended October 31, 2001 and 2000

Statement of Stockholders' Equity
For the Year Ended October 31, 2001

Statement of Cash Flows
For the Years Ended October 31, 2001 and 2000

Notes to Audited Financial Statements

</table>

REPORT OF MARKS PANETH & SHRON LLP

INDEPENDENT AUDITORS

The Board of Directors

Digital Commerce International Inc.

We have audited the accompanying consolidated balance sheet of Digital Commerce International Inc. and subsidiaries as of October 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ending October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Commerce International Inc. and subsidiaries as of October 31, 2001 and the consolidated results of its operations and its cash flows for the year ending October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative working capital and has had recurring operating losses and is dependant upon financing to continue operations. Management's plans in regard to these matters are also described in Notes 9 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, NY

February 14, 2002

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

Crouch, Bierwolf & Associates

Salt Lake City, Utah

March 20, 2001

<table>
Digital Commerce International, Inc. and Subsidiaries
Consolidated Balance Sheet
October 31, 2001
ASSETS

Security Deposits	$ 115,000
Deferred Merger Costs	250,000

$ 365,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$ 187,257

Total liabilities	187,257

Preferred stock, $0.001 par value; 500,000 shares authorized, no shares issued and outstanding
Capital stock, $0.001 par value; 30,000,000 share authorized,
29,980,086 issued and outstanding	29,982
Additional paid in capital	2,837,352
Accumulated deficit	(4,618,730)
Other comprehensive income (loss)	(8,378)
Subscribed shares to be issued; 75,026,666 shares	1,883,500
Shares issuable to stockholders; 2,700,896 shares	54,017

Total stockholders' equity	177,743

$ 365,000

The accompanying notes are an integral part of these financial statements

</table>

<table>
Digital Commerce International, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended October 31, 2001 and 2000

	2001	2000

Revenues	$ 15,010	$ 140,145

General and Administrative Expenses	1,800,753	2,421,314

Loss before income taxes	(1,785,743)	(2,281,169)

Income taxes	-	-

Net Loss	$ (1,785,743)	$ (2,281,169)

Loss per common share
Basic	$ (0.09)	$ (0.17)
Diluted	$ (0.09)	$ (0.17)

Weighted-average common and dilutive
common equivalent shares outstanding
Basic	19,341,627	13,219,326
Diluted	19,341,627	13,219,326

Comprehensive Income:
Net loss	$ (1,785,743)	$ (2,281,169)
Foreign currency exchange	-	(8,378)
Net change in unrealized gain/(loss)
on available for sale securities and
reclassification adjustment	(60,000)	60,000
Comprehensive Income	$ (1,845,743)	$ (2,229,547)

The accompanying notes are an integral part of these financial statements

</table>

<table>
Digital Commerce International, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
From October 31, 2000 to October 31, 2001

			Additional	Other		Shares	Subscribed
	Common Stock		Paid in	Comprehensive	Accumulated	Issuable to	Shares to
	Shares	Amount	Capital	Income/(Loss)	Deficit	Stockholders	Be Issued

Balance 10/31/00	13,312,916	$ 13,313	$ 2,204,496	$ 51,622	$ (2,832,987)	$ -	$ -

Issuance of common stock for debt	6,418,066	6,420	186,122	-	-	-	-
Issuance of common stock for services	4,200,000	4,200	331,800	-	-	-	-
Issuance of common stock for cash	8,750,000	8,750	166,250	-	-	-	-
Shareholders' loan of issuable stock	(2,700,896)	(2,701)	(51,316)	-	-	54,017	-
Common stock subscriptions for debt	-	-	-	-	-	-	677,800
Common stock subscriptions for officers' salaries	-	-	-	-	-	-	1,002,700
Common stock subscriptions for cash	-	-	-	-	-	-	203,000

Other comprehensive income/(loss):
Reclassification adjustment on available for
sale securities	-	-	-	(60,000)	-	-	-

Net Loss	-	-	-	-	(1,785,743)	-	-

Balance 10/31/01	29,980,086	$ 29,982	$ 2,837,352	$ (8,378)	$ (4,618,730)	$ 54,017	$ 1,883,500

The accompanying notes are an integral part of these financial statements

</table>

<table>
Digital Commerce International, Inc. an Subsidiaries
Consolidated Statements of Cash Flows
For the years ended October 31, 2001 and 2000
	2001	2000
Cash flows from operating activities:
Net (loss)	$ (1,785,743)	$ (2,281,169)
Adjustments to reconcile net income (loss) to net
cash provided by/(used in) operating activities:
Depreciation	17,291	21,219
Loss (Gain) from sale and disposal of fixed assets	38,267	(680)
Loss on sale and exchange of securities	117,125	-
Cancellation of debt in exchange for marketable securities	61,500
Issuance of stock for services	336,000	239,438
Issuance of stock subscriptions for officers' salaries	777,700	-
Foreign currency translation	-	(8,378)
Changes in operating assets and liabilities:
Decrease in accounts receivable	66,474	205,570
Decrease in deposits	-	88,731
Decrease/(Increase) in prepaids	127,774	(124,131)
(Decrease)/Increase in accrued liabilties related party	(4,718)	406,593
(Decrease)/Increase in accounts payable and accrued expenses	(127,237)	59,016
Net cash provided by/(used in) operating activities	(375,567)	(1,393,791)

Cash flows from investing activities:
Purchase of property and equipment	(3,877)	(41,996)
Deferred Merger Costs for Netcare	(250,000)	-
Sale/(Purchase) of marketable securities	11,625	(190,000)
Net cash used in investing activities	(242,252)	(231,996)

Cash flows from financing activities:
Proceeds from issuance of common stock	175,000	751,000
Proceeds from notes payable	166,866	516,937
Proceeds from subscribed shares to be issued	203,000	-
Net cash (used in)/provided by financing activities	544,866	1,267,937

Net decrease in cash	(72,953)	(357,850)
Cash balance - Beginning of period	72,953	430,803
Cash balance - End of period	$ -	$ 72,953

Supplemental Disclosure of Cash Flow Information:
Interest paid	$ 7	$ -
Income taxes paid	$ -	$ -

Schedule of non-cash investing & financing transactions:
Consulting services received in exchange for common stock	$ 336,000	$ 239,438
Cancellation of debt in exchange for common stock	192,542	-
Cancellation of debt in exchange for common stock subscriptions	677,800	-
Consulting services in exchange for common stock subscriptions	1,002,700	-
Shareholders' loan of issuable stock	54,017	-
Total non-cash investing and financing transactions	$ 2,263,059	$ 239,438

The accompanying notes are an integral part of these financial statements

</table>

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follow.

  Organization and business activity

  On June 15, 1999, Digital Commerce International, Inc. (the"Company") acquired Digital Commerce Inc. ("DCI"), a Nevis corporation formed in November 1998. This acquisition was accounted for as a recapitalization of DCI (Note 2). DCI was formed to act as an independent sales organization and credit card processing organization for financial institutions. The Company is headquartered in Vancouver, Canada. One subsidiary, Digital Commerce Bank, Inc., holds a class I banking license in St. Vincent and the Grenadines.

  2. Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Digital Commerce Inc., Digital Commerce Bank, Inc., Digital Commerce Canada Ltd. and MBS Acquisition Corp. On January 6, 2000, MBS Acquisition Corp. changed its name to Digital Commerce Merchant Services, Inc. (d.b.a. "Thatbank.com"). All significant intercompany accounts and transactions have been eliminated in consolidation.

  3. Use of estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

  4. Cash and cash equivalents

  The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased, to be cash equivalents.

  5. Revenue recognition

  The Company recognizes transaction processing revenues and merchant set-up fees as the related services are performed.

6. Depreciation and amortization

Property and equipment was recorded at cost. Repairs and maintenance are charged to operations, and renewals and additions are capitalized.

All property and equipment has been sold or otherwise disposed of at October 31, 2001.

Depreciation was based on the estimated useful life of the asset on a straight line basis over 2 to 5 years.
Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Depreciation and Amortization expense for 2001 and 2000 was $17,291 and
$21,219, respectively.

7. Income taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets has been recorded, as it is more likely than not that such tax benefits will not be realized.

8. Advertising costs

Advertising and marketing costs are expensed as incurred.

9. Net earnings (loss) per share

Basic earnings (loss) per common share (BEPS) is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Potential common shares included in the dilutive earnings (loss) per share calculation include stock options awarded.

NOTE 2 - RECAPITALIZATION

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

NOTE 3  Plan of Merger

In July 2001 , the Company entered into an agreement to acquire all of the capital stock of NetCare Health Services, Inc. In January 2002, NetCare Health Services, Inc.
merged into Digital HealthCare Services, Inc., the Company's wholly-owned subsidiary and the shares of capital stock of NetCare Health Services, Inc. shall be converted into the number of shares of the Company's common stock such that the stockholders of NetCare Health Services, Inc shall hold 70% of the Company's stock after the merger.

However, in the event that the Company consummates an additional financing of up to $2,000,000, then the prior stockholders of NetCare Health Services, Inc. shall surrender to the Company for cancellation the number of shares of Common Stock issuable in connection such financing, but not in excess of 19% of the number of shares of Common Stock outstanding if the Company's prior management assists the Company in placing such financing.

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 4 - COMMITMENTS AND CONTINGENCIES

1. Employment agreements

The Company has employment agreements with certain officers of the Company. Total salaries covered by these agreements increase from $250,000 in the first year to $450,000 annually over five years. The agreements are exclusive of bonuses, benefits, and other compensation. The Company issued stock subscriptions for 31,500,000 shares of common stock on October 31, 2001 to settle $945,000 in unpaid wages, expenses and other advances made with two of the officers of the Company.

2. Litigation

The Company is engaged in certain litigation in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate outcome of this litigation should not have a material impact on its financial position.

3. Office Lease

During the fiscal year 2000, the Company entered into a lease agreement for office space in Vancouver, British Columbia. The lease was for a period of five years at a monthly rent of $6,586 ($6,537 CND rent, $2,860 CND operating costs and $689 CND tax). The lease was terminated in August 2001.

4. Operating Lease

The Company has one operating lease for an automobile used in the business. The terms of the lease are as follows:

Operating lease obligation to a corporation, lease payment of $592
($907 CND) per month for 36 months beginning in March 1999. This lease expires March 2002 with remaining lease payments of USD $2,960 as of October 31, 2001

5. Consulting Agreements

The Company has entered into two different contracts for consulting and promotional services as follows:

Contract #1:
Term: Two years, with the option to cancel after the first six months with five days notice.

Cost: 225,000 shares, 56,250 up front for the first six months, 28,125 for each succeeding three month period for total of 225,000 shares.

The 56,250 shares issued for this contract were classified as prepaid expense as of October 31, 2000 and the value of $106,448 has been expensed in fiscal year 2001 as professional services expense. This contract has been cancelled and no additional shares were required, nor have been issued under this agreement.

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 4 - COMMITMENTS AND CONTINGENCIES (continued)

Contract #2:
Term: One year
Cost: 5,500 shares, paid in full up front. Contract also calls for a finders fee of 3% of any funds arranged by a third party financing agreement.
(The 3% fee arrangement is for a period of five years).

The shares issued for this contract were classified as prepaid expense as of October 31, 2000 and the value of $21,326 has been expenses in fiscal year 2001 as professional services expenses. This contract was terminated in fiscal year 2001.

NOTE 5 - LOSS PER COMMON SHARE

The following data show the shares used in computing loss per common share including dilutive potential common stock.

                                                                                                           2001                      2000
                                                                                                        -------------                ----------
Common shares outstanding during the entire period                         13,219,326             9,111,579
Weighted-average common shares
   issued during the period                                                                  6,028,711             4,107,747
                                                                                                          -------------                ----------
Weighted-average number of common
    shares used in basic EPS                                                               19,341,627           13,219,326
Dilutive effect of options, subscribed shares

to be issued and shares issuable to Stockholders                                       -                             -
                                                                                                          -------------                ----------

Weighted-average number of common
shares and dilutive potential common
stock used in diluted EPS                                                                   19,341.627           13,219,326
                                                                                                     ============    ==========

Shares from the exercise of the outstanding options (Note 6), subscribed shares to be issued and shares issuable to stockholders were not included in the computation of diluted loss per share as their inclusion would have been antidilutive for the years ended October 31, 2001 and 2000.

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 6 - OPTIONS

During 1999, the board of directors approved a stock option plan, which is subject to stockholder approval. The maximum number of shares of common stock that may be issued under the plan is 4,000,000 shares. All employees, directors, officers and consultants of the Company are eligible. Awards of options are given to eligible participants at the discretion of the board of directors and will be based on present and potential contributions of a particular individual to the success of the Company and other factors, which the Board may deem proper and relevant. Both qualified and non-qualified stock options may be granted pursuant to the plan.

There are 1,550,000 options which have been granted pursuant to the plan. All other options which have been previously granted have been cancelled or have expired.

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by SFAS 123, the Company's net loss and loss per share would have been insignificant.

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

<table>
Changes in the Company's stock options are as follows:
			Weighted
			Average
	Stock	Exercise	Exercise
	Options	Price	Price

Outstanding at November 1, 2000	2,516,611	$0.03 - $10.00	$ 0.68

Granted	-	-	-

Exercised	-	-	-

Canceled or expired	(966,611)	$0.50 - $10.00	$ 1.72

Outstanding at October 31, 2001	1,550,000	$0.50 - $1.00	$ 0.69

</table>

<table>
A summary of the status of the options outstanding under the Company's stock option plan at October 31, 2001 is presented below:

Weighted
	Remaining		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price

$.050 -$1.00	1,550,000	8.67 - 9	$ 0.69	0	-

</table>

<table>
Changes in the Company's stock options are as follows:

                                                                                                                                    Weighted-
                                                                                                                                       average
                                                                                Stock                      Exercise          exercise
                                                                                options                       price               price
---------------------------------------------------------------------- ----------------- --------------
Outstanding at November 1, 2000                             2,516,611         $ 0.50-10.00         $ 0.68
Exercised                                                                       -                             -                        -
Canceled or expired                                                     966,611               0.50-3.00           1.36
                                                                           -----------------          ----------------- --------------
Outstanding at October 31, 2001                              1 ,550,000           $ 0.50- 1.00         $ 0.69
                                                                   ================ =========== ==============

A summary of the status of the options outstanding under the Company's stock option plan at October 31, 2001 is presented below:

                                                  Weighted-
                                                    Average                              Weighted-                        Weighted-
                                                 Remaining      Contractual         Average                         Average
    Range of                               Number               Life              Exxercise      Number        Exercise
Exercise prices                        Outstanding         (years)             Price         Exercisable        Price
----------------------------- ---------------- ------------- ------------- --------------- -------------
$ 0.50 - $ 1.00                          1,550,000          8.67               $ 0.69                0                -

</table>

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001
NOTE 7 - INCOME TAXES

The Company has sustained net operating losses in the periods presented. There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards as the likelihood of realization of the related tax benefits cannot be established. Accordingly, a valuation allowance has been recorded to reduce the net deferred tax asset to zero and consequently, there is no income tax provision or benefit for the periods presented.
As of October 31, 2001, the Company had net operating loss carryforwards for tax reporting purposes of approximately $4,300,000 in various taxable jurisdictions. Utilization of net operating loss is dependent on the profitable operation of Digital Commerce International, Inc. in the future under the separate return limitation rules and limitations on the carryforward of net operating losses after a change in ownership according to the US Internal Revenue Code.

NOTE 8  SEGMENT INFORMATION

DCI adopted FASB Statement of Financial Accounting Standards No. ("SFAS 131"),

"Disclosure about Segments of an Enterprise and Related Information," in fiscal year 1999. SFAS 131 requires companies to report financial and descriptive information about their reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that the Company has only one reportable segment. As a result, segment information has not been reported.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to obtain funding from short-term loans and long term equity funding.

NOTE 10 - SUBSEQUENT EVENTS

In the first quarter of the fiscal year ended October 31, 2002, the Company:

  consummated the transaction with NetCare Health Services, Inc.;

  agreed to issue an aggregate of 228,000,000 shares of common stock to seven consultants in connection with the transaction with NetCare Health Services, Inc.;

  entered into stock subscription agreements to sell an aggregate of 7,125,000 shares of common stock at a purchase price of $.02 per share; and

  issued warrants to purchase up to 3,000,000 shares of common stock at an exercise price of $.05 per share and agreed to issue common stock based on a conversion price equal to 120% of the closing bid price of the common stock for the five trading days preceding the end of the prior calendar quarter in connection with debt financing in the amount of $500,000 by NetCare Health Services, Inc.

  Digital Commerce International, Inc. and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  October 31, 2001

NOTE 10 - SUBSEQUENT EVENTS (continued)

Summary Pro Forma Combined Financial Data

Set forth below are certain unaudited pro forma combined summary financial data for NetCare Health Services, Inc. ("NetCare") and Digital Commerce International, Inc. ("DCII") for the periods, and as of the dates, indicated. These pro forma combined data have been prepared to illustrate the estimated effect of the acquisition of the capital stock of NetCare. The pro forma combined statements of operations give pro forma effect to the transaction as if it had occurred on November 1, 1999. The pro forma combined balance sheet data at October 31, 2001 gives pro forma effect to the transaction as if it had occurred on October 31, 2001. The pr forma combined financial data do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had the transaction been completed as of the assumed dates and for the periods presented, or which may be obtained in the future. The pro forma adjustments are described in the accompanying notes and are based on available information and certain assumptions that the Company believes are reasonable. The historical financial data is derived from, and should be read in conjunction with, the financial statements of NetCare including the notes thereto.

Unaudited Pro Forma Combined Statement of Operations Data:

<table>
For the year ended October 31, 2001
	DCII	NetCare	Adjustments	Combined

Revenue	$15,010	$7,665,335	$(15,010)	$7,665,335
Cost of Sales	-	5,020,741	-	5,020,741
Gross Profit	15,010	2,644,594	(15,010)	2,644,594
Operating, general and administrative expenses	1,783,455	2,231,974	(1,783,455)	2,231,974
Income (loss) before interest, taxes,	(1,768,445)	412,620	1,768,445	412,620
depreciation and amortization
Depreciation expense	17,291	28,688	(17,291)	28,688
Interest	7	68,214	(7)	68,214
Income(loss) before taxes	(1,785,743)	315,718	1,785,743	315,718
Income tax expense (benefit)	-	119,222	-	119,222

Net income (loss)	$(1,785,743)	$196,496	$1,785,743	$196,496

Pro forma net income (loss) per common share:
Basic	($0.09)	$196.50	-	$0.0006
Diluted	($0.09)	$196.50	-	$0.0006

Pro forma weighted average common shares:
Basic	19,341,627	1,000	-	314,560,977
Diluted	19,341,627	1,000	-	314,560,977

</table>

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 10 - SUBSEQUENT EVENTS (continued)

Summary Pro Forma Combined Financial Data (continued)

Unaudited Pro Forma Combined Statement of Operations Data (continued):

<table>
For the year ended October 31, 2000
	DCII	NetCare	Adjustments	Combined

Revenue	$140,145	$5,033,296	$(140,145)	$5,033,296
Cost of Sales	-	3,576,960	-	3,576,960
Gross Profit	140,145	1,456,336	(140,145)	1,456,336
Operating, general and administrative expenses	2,370,794	1,797,629	(2,370,794)	1,797,629
Income (loss) before interest, taxes,	(2,230,649)	(341,293)	2,230,649	(341,293)
depreciation and amortization
Depreciation expense	21,219	13,710	(21,219)	13,710
Interest	29,301	36,957	(29,301)	36,957
Income(loss) before taxes	(2,281,169)	(391,960)	2,281,169	(391,960)
Income tax expense (benefit)		(146,985)		(146,985)

Net income (loss)	$(2,281,169)	$(244,975)	$2,281,169	$(244,975)

Pro forma net income (loss) per common share:
Basic	($0.17)	($244.98)		$(.0056)
Diluted	($0.17)	($244.98)		$(.0056)

Pro forma weighted average common shares:
Basic	13,219,326	1,000	-	44,064,420
Diluted	13,219,326	1,000	-	44,064,420

</table>

Unaudited Pro Forma Combined Balance Sheet Data:

<table>
October 31, 2001			Adjustments
	DCII	NetCare	(1)(2)(3)	Combined

Cash	$-	$178,459	$-	$178,459
Other current assets	365,000	1,485,142	(365,000)	1,485,142
Total current assets	365,000	1,663,601	(365,000)	1,663,601
Total assets	-	1,780,726	-	1,780,726

Current liabilities	187,257	1,032,745	(187,257)	(1,032,745)
Other liabilities	-	476,460	-	(476,460)
Total liabilities	187,257	1,509,205	(187,257)	(1,509,205)

Shareholders' equity	$177,743	$271,521	$(177,743)	$271,521

</table>

(1)The acquisition of the capital stock of NetCare has been accounted for as a reverse acquisition (recapitalization)of NetCare with NetCare being treated as the surviving entity.

(2) The pro forma adjustments assume that just prior to the acquisition of the capital stock of NetCare, all of the assets of DCII are used to satisfy the liabilities of the Company.

(3) The pro forma adjustments that, along with the pre-transaction disposition of all of the assets and liabilities of DCII, there will be no operations of its business subsequent to the transaction.

(4) Pro forma net income per common share for 2001 assumed that all subscriptions were outstanding as of the beginning of the year.

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 11 - COMMON STOCK TRANSACTIONS

In 2001, the Company issued stock for cash, services and debt settlement as follows:

- 8,750,000 shares of stock were issued in a private placement in fiscal year ended October 2001, subsequent to year end additional 9,250,000 of shares are issuable to the investor which resulted in gross proceeds in the aggregate amount of $203,000.

- 6,418,066 shares of stock were issued for settlement of
$192,542 of outstanding debt for an average price of $0.03 per share

- 4,200,000 shares of stock were issued for consulting fees of
$336,000 at an average price of $0.80 per share.

In addition, the Company issued stock subscriptions for cash, services and debt settlement as follows:

- 8,750,000 shares of stock are issuable pursuant to convertible notes which resulted in total proceeds of $175,000

- 23,593,333 shares of stock were issued for settlement of
$ 677,800 of outstanding debt for an average price of $0.03 per share

- 33,433,333 shares of stock were issued for professional services of
$ $1,002,700 at an average price of $0.03 per share.

In connection with the sale and delivery of the shares of the common stock in the private placement, Michael Kang and John Combs, the Company's officers, loaned an aggregate of 2,700,896 shares of common stock of the Company to the Company, which shall be issuable upon the increase of the number of authorized shares of common stock of the Company.

In connection with an agreement of purchase and sale for the acquisition of certain selected assets of iShopper Internet Services, Inc. the Company has agreed to issue 500,000 shares of common stock in settlement of the Company's obligations.

NOTE 12  DEFERRED MERGER COSTS

One asset of the Company is an advance to NetCare Health Services, Inc. as part of the plan of merger(see Note 3). There are no guarantees related to this advance, which is non-refundable.

Digital Commerce International, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2001

NOTE 13 - OTHER COMPREHENSIVE INCOME/LOSS

As of January 1, 1999, the Company adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130
establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the
Company's net income or stockholders' equity. SFAS 130 requires other comprehensive income to include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gain or loss from available-for-sale securities.

A summary of the components of other comprehensive income for the year ended
October 31, 2001 is as follows:

                                                             Before-Tax        Income                      After-Tax
                                                                Amount              Tax                             Amount
                                                               ---------              -----------               -------------
Foreign exchange loss                            $ (8,378)                  $ -                  $ (8,378)
--------- ----------- -------------
Other Comprehensive Income (Loss)    $ (8,378)                   $ -                  $ (8,378)
                                                             =========           ====                =======

NOTE 14 - NOTES PAYABLE

During the year 2000, the Company acquired short operating loans from various individuals and corporations to assist in the operations of the Company.
All loans are short term (less than 12 months) and carry an interest rate of from 8% to 18%. All loans are unsecured.

At October 31, 2001, the Company issued stock subscriptions to settle all outstanding loans and related accrued interest (Note 11).

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on December 12, 2001.

(c) Exhibit Index

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2002 DIGITAL COMMERCE INTERNATIONAL, INC.

By: _____/s/Michael Kang________________

Michael Kang, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Title	Date
_s/ Michael Kang______ Michael Kang	Chairman, Chief Executive Officer, President and Director	February 14, 2002
_s/ John W. Combs__ John W. Combs	Executive Vice President, Secretary and Director	February 14, 2002