Form 10QSB
period 2002-03-31
DIGITAL COMMERCE INTERNATIONAL INC
filed 2002-05-22
CIK 705581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number ___0-11228_____

NETCARE HEALTH GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware                                                                     02-0337028 ___

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

362 Industrial Park, Unit 6, Middletown, Connecticut 06457 __

(Address of principal executive offices) (Zip Code)

(800)281-1231 __

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 47,983,340 shares outstanding as of May 13, 2002.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No

________________________________________________________________________

NETCARE HEALTH GROUP, INC.

Netcare Health Group, Inc.

Unaudited Financial Statements

Three Months Ended March 31, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Consolidated Balance Sheets
As of March 31, 2002 and December 31, 2001 (audited)	5

Consolidated Statement of Operations
For the Three Months Ended March 31, 2002 and 2001	7

Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2002	8

Consolidated Statement of Cash Flows	9
For the Three Months Ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements	11

Netcare Health Group, Inc.
Consolidated Balance Sheets
At March 31, 2002 and December 31, 2001

	March 31,	December 31,
	2002	2001
	(unaudited)	(audited)
ASSETS
Cash	$ 219,448	$199,319
Accounts receivable (net of allowance for doubtful
accounts of $643,254 and $509,704, respectively)	983,154	1,207,264
Inventory	153,946	103,128
Prepaids and other assets	175,765	27,458
Deferred tax asset	128,217	192,121

Total current assets	1,660,530	1,729,290

Property and equipment (net of accumulated
depreciation of $54,422 and $47,207, respectively)	105,101	112,316
Deferred Financing Costs	186,042	-
Due from affiliates	197,817
Notes Receivable	323,000	-
Deferred tax asset	192,121	-

	$ 2,664,611	$1,841,606
Netcare Health Group, Inc.
Consolidated Balance Sheets Con't
At March 31, 2002 and December 31, 2001	March 31,	December 31,
	2002	2001
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Unaudited)

Current portion of notes payable, net of discount	$ 394,053	$-
Accounts Payable	973,756	798,743
Accrued Expenses	198,915	226,530
Due to Affiliates	-	13,024
Notes payable bank	40,000	40,000
Notes payable - Firstar	223,000	-
Loans payable	30,000	90,000

Total current liabilities	1,859,724	1,168,297
Loans payable affiliate	387,106	437,502
Interest payable affiliate	87,646	77,302
Notes payable discount, less current portion	55,780	-
Deferred taxes liability	12,242	10,557

Total liabilities	2,402,498	1,693,658
Capital stock - 30,000,000 and 32,564,238 shares authorized, 29,980,086 and 32,564,238 issued and outstanding, $0.001
par value at 2002 and no par value at 2001 respectively	29,982	-
Subscribed shares - 46,200,340 at 2002	2,058,517	-
Additional paid in capital	(1,240,636)	450,556
Accumulated deficit	(585,750)	(302,608)

Total shareholders' equity	262,113	147,948
	$2,664,611	$ 1,841,606
The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group, Inc.
Consolidated Statement of Operations
For the three months ended March 31, 2002 and 2001
(Unaudited)
	2002	2001
Operating revenues	$ 1,530,269	$ 1,822,825
Other revenues	24,548	28,567
Total revenues	1,554,817	1,851,392
Costs and expenses:
Cost of sales	1,081,811	1,270,055
Operating expenses	348,202	299,564
General and administrative	227,718	165,901
Legal and professional fees	69,701	34,250
Rent expense	24,000	24,000
Other occupancy costs	24,291	23,517
Depreciation expense	7,215	7,130
Amortization of deferred financing costs	3,958	-
Shareholder consulting expense	65,782	15,829
Operating (loss) income	(297,861)	11,146
Interest expense-affiliate	13,929	12,586
Interest expense	25,627	1,042
Loss before taxes	(337,417)	(2,482)
Income tax benefit	(126,532)	(931)
Net Loss	$ (210,885)	$ (1,551)
Weighted average common shares outstanding	41,742,572	32,564,238
Earnings (loss) per share	($0.01)	$0.00
Diluted earnings (loss) per share	($0.01)	$0.00
The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group, Inc.
Consolidated Statement of Shareholders' Equity
For the three months ended March 31, 2002
(Unaudited)
					Total
	Capital	Subscribed	Paid in	Accumulated	Shareholders'
	Stock	Shares	Capital	Deficit	Equity

Balance Janaury 1, 2002	$ -	$ -	$ 450,556	$ (302,608)	$ 147,948
Recapitalization - DCI merger	$ 29,982	$1,937,517	$ (1,967,499)	$ (72,257)	(72,257)
Capital contribution - RxLTC	-	-	65,782	-	65,782
Issuance of warrants	-	-	210,525		210,525
Share subscription	-	121,000	-	-	121,000
Net Loss	-	-	-	(210,885)	(210,885)

Balance March 31, 2002	$ 29,982	$2,058,517	$ (1,240,636)	$(585,750)	$ 262,113
The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group, Inc.
Consolidated Statement of Cash Flows
For the three months ended March 31, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$ (210,885)	$ (1,551)
Adjustments to reconcile net income (loss) to net
cash (used in)/provided by operating activities:
Depreciation	7,215	7,130
Amortization of deferred financing costs	3,958	-
Amortization of notes payable discount	4,525	-
Provision for bad debts	75,000	-
Increase in deferred taxes	(126,532)	(931)
Changes in operating assets and liabilities:
Decrease in accounts receivable	149,110	20,177
(Increase)/Decrease in inventory	(50,818)	95,596
(Increase)/Decrease in prepaids and other assets	(33,307)	5,079
Decrease in accounts payable	(12,244)	(1,490)
Increase in due from affiliates	(210,841)	(59,236)
(Deacrease)/Increase in other liabilities	(27,615)	63,397
Net cash (used in)/provided by operating activities	(432,434)	128,171

Cash flows from investing activities:
Purchase of Firstar note	(323,000)	-
Net cash used in investing activities	(323,000)	-

Cash flows from financing activities:
Proceeds from bank note (Firstar)	323,000	-
Principal payments on bank note (Firstar)	(100,000)	-
Payment of Financing costs	(87,500)
Net proceeds from notes payable	344,475	-
Principal payment on notes payable	(1,667)	-
Proceeds from capital investment	65,782	15,829
Issuance of warrants	210,525	-
Principal payment on loans	(60,000)	-
Proceeds from subscribed shares	121,000	-
Payments on affiliate loans	(40,052)	12,586
Net cash provided by financing activities	775,563	28,415

Net increase in cash	20,129	156,586
Cash balance - Beginning of period	199,319	16,204
Cash balance - End of period	$ 219,448	$ 172,790

Supplemental Disclosure of Cash Flow Information
Interest paid	$ 22,747	$ 1,042
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

NetCare Health Group Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2002

Note 1. Description of Business

NetCare Health Group, Inc. ("the "Company" or "Group") is a Delaware corporation conducting business principally through its NetCare Health Services, Inc. ("Services") subsidiary. Services contracts with independent long-term care facilities principally located in Connecticut to provide pharmaceuticals and nutritional products as prescribed by doctors to patient residents of the facilities. Income is generated on a prescription by patient basis and direct billed to Medicare, Medicaid, health insurance providers and/or to the patient depending on the insurance status of the patient. Revenue is principally derived from Medicare, Medicaid and Insurance billings and is recognized in the period the products are provided. Services also contracts to provide pharmacy consulting and medical records services to the same facilities on a fixed price per patient bed. Revenue from these services is recognized in the period the services are provided.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United State of America for complete financial statements. In the opinion of management of NetCare Health Group, Inc., the interim data includes all adjustments that are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United State of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in the Company's Current Report on Form 8-K dated February 15, 2002 and April 23, 2002 and with Digital Commerce International, Inc.'s annual report on Form 10-K for the year ended October 31, 2001.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NetCare Health Group Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

Inventories: Inventories, which consist of pharmaceuticals and nutritional products, are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment: Depreciation is calculated on a straight-line basis over the useful lives of the assets of either five or seven years.

Income taxes: The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax asset of Services will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Shares and per share data: On April 16, 2002, the Company effectuated a 25-for-1 reverse split of its common stock. The financial statements, notes and other references to share and per-share data reflect the reverse stock split for all periods presented. As more fully described below, the Company is considered the successor for accounting purposes to Services. As a consequence, references to share and per-share data prior to the January 31, 2002 merger reflect Services' shares multiplied by the number of Group shares that was received by Services' shareholder for each share of Services.

Note 3. Earnings (loss) per Share

On April 16, 2002, the Company effected a 25-for-1 reverse split of its common stock. The weighted average common shares outstanding (adjusted for the reverse split) used in the computation of basic earnings (loss) per share was 41,742,572 in the first quarter 2002 and 32,564,238 in the first quarter 2001.

Diluted earnings (loss) per share was equal to basic earnings (loss) per share as all potentially dilutive instruments were anti-dilutive in the periods presented. Such potentially dilutive instruments included 324,500 warrants outstanding, each giving the holder the right to purchase one share of common stock in exchange for $.05 and 62,000 options with exercise prices ranging from $12.50 to $25.00 and a weighted average of $17.25.

NetCare Health Group Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2002

Note 4. Notes Payable

During the first quarter of 2002, the Company borrowed $585,000 from four investors resulting in net proceeds of $482,500. Approximately $210,000 of these proceeds were used for advances to various affiliates of the Company. The loans bear interest at a rate of 11% per annum and, commencing March 2002, each is payable at the option of the holder in monthly installments of interest only and in full in February 2005 or in 12 equal monthly installments of principal plus interest. The loans are secured by all of the assets of the Company. Two of the investors, holding $150,000 of the note principal, have elected to be paid in monthly installments of principal plus interest.

The loans are convertible into shares of common stock of the Company at a conversion price equal to 100% of the average closing bid price of the common stock of the Company for the five trading days immediately preceding the end of the prior calendar quarter. In April 2002, $415,000 of these loans were converted into common shares of the Company at $1.00 per share.

In conjunction with this financing transaction, the Company capitalized $190,000 in deferred financing costs and recorded $123,025 in notes payable discounts; both of which are being amortized, on the interest method, over the term of the financing. At March 31, 2002, $8,483 of such costs and discount have been amortized.

Note 5. Firstar Note

In February 2002, the Company acquired a promissory note, through a wholly-owned subsidiary, from Firstar Bank N.A. ("Firstar Note") with a face value of $750,000 for the amount of $323,000, $100,000 of which was paid in cash and the remainder, $223,000, is due in five monthly payments commencing March 25, 2002. The Firstar Note is principally collateralized by the assets of Service Script, Inc., a Kentucky corporation.

The Company has paid the first monthly payment and is delinquent in the second payment due on April 25, 2002. Should all required payments not be made on a timely basis, Firstar Bank may terminate this agreement at its sole discretion, retain all payments made by the Company and the Company waives its "ownership interest in the Firstar Note. The Company has not received any notification from Firstar Bank of its intent to enforce this action.

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2002

Note 6. Contingencies and Legal

In February 2001, the Company had received notification from legal counsel representing a former delivery service, Medical Logistics, Inc ("MLI") that it is in breach of its contract and owes MLI $77,133 for services provided to the Company. The Company has contested these charges as excessive, but nevertheless has recorded this amount in its accounts payable as invoiced by MLI. Discovery requests have not been responded to by MLI and it is the intent of the Company to institute a motion to compel the responses.

A former pharmaceutical supplier to the Company, Neuman Distributors, Inc. ("Neuman") is owed $34,233 for unpaid invoices. The Company had recorded this full amount in its accounts payable. In November 2001, a settlement was reached with Neuman in the amount of $25,000 with payment in nine equal monthly payments commencing on December 1, 2001. The realization of the reduction of this liability is contingent upon the Company meeting the payment schedule on a timely basis. All scheduled monthly payments to date have been made by the Company.

Note 7. NetCare Health Services, Inc. Merger

In January 2002, Services completed a merger with the Company. The Company had traded on the OTC under the symbol THBK and, in April, 2002, changed the name of the parent company in the consolidating group to NetCare Health Group, Inc. and its trading symbol on the OTC to NCGH.

Services' sole shareholder exchanged all of its shares to the Company in exchange for 70%, subject to various downward adjustments, of the number of shares of common stock of the Company outstanding on a fully diluted basis, a total of 32,564,238 shares (adjusted for the April 16, 2002 25-for-1 reverse split). This meant that for each share of Services, the shareholder received 325,642.38 post reverse split shares of Group.

.

Although Group is the legal parent company, the merger has been treated as a recapitalization of Services. Services is the continuing entity for financial reporting purposes. This means that the financial statements are prepared as if Services had always been the Company and then on the merger date changed its name and reorganized its capital stock. In addition, the merger resulted in severe limitations being placed on the use of Group's net operating loss carryovers. The merger transaction resulted in the Company effectively assuming $72,257 of net liabilities ($115,000 of assets received and $187,257 of liabilities assumed) and has been recorded as though it was a distribution to RxLTC who had received $250,000 from DCI prior to the merger.

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2002

Note 8. Subscribed Shares

In March 2002, the Company received $121,000 from an existing shareholder in exchange for executing a subscription agreement for 880,000 shares of its common stock.

Note 9. Concentrations

The Company contracts its services individually with each long-term care facility. These facilities vary in size from 75 to 300 patient beds. At December 31, 2001, the Company was servicing 1,618 patient beds, 56% of which were under individual contracts with long-term care facilities operated by Lexington HealthCare Group, Inc. ("Lexington"). At December 31, 2001, receivables totaling $416,494, net of reserves were outstanding from Lexington and the Company is exposed to loss of revenues in the event that Lexington contracts with a competitor for all of its business or were to cease operations. Lexington has reported substantial losses in its fiscal year ended June 30, 2001 and in the previous two fiscal years. As of June 30, 2001 Lexington also reported a substantial working capital deficiency and an excess of liabilities over assets and that it was not in compliance with certain financial covenants on its line of credit agreement which may be considered an event of default. Lexington has further reported in its June 30, 2001 financial statements that it is unable to satisfy its trade creditors in the ordinary course of business and that these conditions raise serious doubt about Lexington's ability to continue as a going concern. Lexington's management has announced a turnaround plan that includes negotiating settlement plans with trade creditors. Lexington's management hopes to return to profitability by mid 2002.

At March 31, 2002, receivables totaling $425,458, net of reserves were outstanding from Lexington. The estimated loss on the accounts receivable from Lexington that the Company believes is probable is included in the allowance for doubtful accounts. Due to the uncertainties involved in Lexington's ability to pay its obligations, it is at least reasonably possible that the Company's estimate of the outcome will change materially in the next year. The reasonably possible extent of such change would range from a gain of $338,540 to a loss of $425,458.

In March 2002, the Company suspended service to approximately 900 residents in facilities operated by Lexington. The Company believes that the number of residents serviced may be permanently reduced based on current discussions with Lexington. If the number of residents serviced by the Company are decreased and not replaced or if Lexington is unable or unwilling to pay its obligations to the Company, then there would be a material adverse affect on the Company's operations and financial condition. The Company intends to acquire additional contracts with other long-term care facilities during 2002.

.

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

For the Three Months ended March 31, 2002

Note 9. Concentrations (continued)

The Company purchases a substantial amount of its pharmaceuticals from a single supplier. Such purchases represented approximately 99% of its total pharmaceutical purchases during the three months ended March 31, 2002 and 2001; amounts outstanding in accounts payables totaled $345,288 to this unaffiliated vendor at March 31, 2002 and $ 436, 471 at December 31, 2001. The Company is seeking to negotiate purchase contracts with other suppliers on terms at least as favorable as its current contract.

The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. Substantially all of the cash included in the March 31, 2002 and December 31, 2001 balance sheets was on deposit with one bank. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Note 10. Income Taxes

At December 31, 2001, Services had approximately $139,000 in federal and state tax loss carryforwards which will begin to expire in year 2020. These loss carryforwards can only be used to offset the future taxable income of Services and cannot be utilized to offset taxable income generated by Group or other subsidiaries of the Company. In addition, at October 31, 2001, Group had net operating loss carryforwards of approximately $4,300,000 which has been fully reserved for with valuation allowances as of March 31, 2002 . Because of the change in ownership occurring at the merger date only a very limited portion of the Group carryforward can be used in any one tax year.

Note 11. Subsequent Events

In May 2002, the Company received $147,600 from two shareholders of the Company in exchange for a demand note without interest.

Item 2. Management's Discussion and Analysis or Plan of Operations

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Forward-looking statements can be identified in this report based upon the usage of such words or phrases as "anticipate", "believe", "estimate", "expect", "intend", "may be", "objective", "plan", "predict", "project" and "will be" and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the Company in those statements includes, among others: changes in Medicare, Medicaid and certain private payors' reimbursement levels; existing government regulations, including applicable health care, tax and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; competition and general economic and business conditions; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of general and professional liability claims and other litigation.

Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Revenues

Total revenues decreased by approximately $297,000 or 16 percent during the three months ended March 31, 2002 as compared with the three months ended March 31, 2001. This decrease in revenues is attributable to an overall reduction in patients serviced during March 2002 as a result of suspension of service to Lexington HealthCare Group, Inc. facilities.

The number of patients serviced by the Company was 685 at March 31, 2002 as compared with 1,443 at March 31, 2001. During the three months ended March 31, 2002 and 2001, the average number of patient serviced was 1,192 and 1,449 but the peak number of patients serviced was 1,629 and 1,457, respectively.

Gross Margins

During the three months ended March 31, 2002, gross margins decreased to 30.4% from 31.4% during the three months ended March 31, 2001. This decrease is primarily attributable to a shift in the sales mix whereby the higher margin product sales declined as a percentage of total sales in 2002 as compared with the same period in 2001.

Operating Income (Loss)

The three months ended March 31, 2002 had an operating loss of $(297,861) as compared with operating income of $11,146 during the three months ended March 31, 2001. This decrease in operating income of approximately $309,000 was primarily a result of increased spending in operations of $48,638, general and administrative expenses of $61,817, legal and professional fees of $35,451 and shareholder consulting expenses of $49,953 coupled with a decrease in gross margins of $108,331. The Company experienced higher spending levels during the three months ended March 31, 2002 in all areas as a result of servicing over 1,600 patients in the January and February of 2002 as compared with approximately 1,450 during the same period in 2001. In addition, the Company was still in the process of completing its merger with a public company and as a result, has been spending a significant amount of effort in operational, financial and legal reviews. Additionally, the Company was staffed with a chief operating officer and a chief financial officer during the three months ended March 31, 2002 while in the comparable period during 2001, the Company had only employed a chief operating officer during the last six weeks of the period.

During the three months ended March 31, 2002, the Company was completing its initial restructuring of the business which commenced in the latter part of February 2001. As a result, the three months ended March 31, 2002 included $65,782 of shareholder consulting expenses as compared with $15,829 for the three months ended March 31, 2001, an increase of $49,953. These expenses, although incurred by a shareholder of the Company, are required to be charged to the operations of the Company and treated as a capital contribution.

Interest expense

Interest expense increased by $25,928 to $39,556 during the three months ended March 31, 2002 as compared with the same period during 2001. This increase is principally as result of finance charges from a supplier of products to the Company coupled with interest expense on financing received during the three months ended March 31, 2002.

Liquidity and Capital Resources

Cash Flows. During the three months ended March 31, 2002, the Company satisfied its cash requirements principally from external financing. Cash flows used by operating activities were $(432,434) for the three months ended March 31, 2001, a decrease of $560,605 from the three months ended March 31, 2001. A net loss of $210,885 coupled with cash outlays to affiliated companies of $210,841 is primarily the cause of this reduction. Cash flows from investing activities were $(323,000) during the three months ending March 31, 2002 resulting from the purchase of a promissory note from Firstar Bank. Cash flows from financing activities were $775,563 during the three months ended March 31, 2002 as compared with $28,415 for the three months ended March 31, 2001, an increase of $747,148. This increase is primarily attributable to net proceeds received from notes issued to four investors totaling $344,475, proceeds from the sale of common stock subscriptions totaling $121,000, new debt of $323,000 associated with the Firstar note acquisition and contribution of capital of $65,782 by a shareholder and $210,525 in warrant issuances offset by approximately $200,000 in loan and note payments, and $87,500 in financing costs. During April 2002, $415,000 of debt, excluding discounts incurred in the $344,475 of net financing was converted to 415,000 common shares of the Company. If two of said stockholder do not realize gross proceeds from the sale of shares of common stock of the Company held by such holders, including the sale of shares issuable upon exercise of the warrants granted thereto, of the total investment they would have received if they did not convert their notes to equity, the Company will, at its option, either pay the difference or issue the stockholders additional shares of stock. The Company has the right to purchase all the equity of the Company owned by such investors. None of these investors, nor any of such debtholders, are affiliates of the Company.

The Company needs to immediately raise additional financing of at least $900,000. The Company believes that cash flows from operations will not be sufficient to cover debt payments, future capital expenditures and operating needs during the next six months. The Company needs to raise additional financing either through debt, equity or a combination of both. The sale of additional debt or equity securities could result in dilution to the Company's shareholders. There can be no assurance that financing will be available in amounts required or on terms acceptable to the Company, if at all. In the event that such financing is not available, then the Company may be required to curtail or cease its operations.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In February 2001, the Company had received notification from legal counsel representing a former delivery service, Medical Logistics, Inc ("MLI") that it is in breach of its contract and owes MLI $77,133 for services provided to the Company. The Company has contested these charges as excessive, but nevertheless has recorded this amount in its accounts payable as invoiced by MLI. Discovery requests have not been responded to by MLI and it is the intent of the Company to institute a motion to compel the responses.

A former pharmaceutical supplier to the Company, Neuman Distributors, Inc. ("Neuman") is owed $34,233 for unpaid invoices. The Company had recorded this full amount in its accounts payable. In November 2001, a settlement has been reached with Neuman in the amount of $25,000 with payment in nine equal monthly payments commencing on December 1, 2001. All scheduled monthly payments have been made by the Company.

Item 2. Changes in Securities

(a) None

(b) None

(c ) As of January 31, 2002, the Company issued 32,564,238 shares of common stock to RXLTC.com, LLC, the sole stockholder of NetCare Health Services, Inc. pursuant to the terms and provisions of the Amended and Restated Merger Agreement dated as of January 31, 2002, among the parties who were signatories thereto. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In January 2002, the Company issued warrants to acquire shares at $.05 per share to investors who lent the Company an aggregate of $585,000. The warrants expire in January 2004. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In March 2002, an investor subscribed for 880,000 shares of common stock in consideration for $121,000. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

An information statement was distributed to the stockholders of the Company on or about March 11, 2002, pertaining to (i) the filing of an amendment to the Company's Certificate of Incorporation to (a) change the name of the Company from Digital Commerce International, Inc. to NetCare Health Group, Inc.; (b) increase the number of authorized shares of the common stock to 30,000,000 to 1,000,000,000 shares; (c) authorize up to 5,000,000 shares of "blank check" preferred" and (d) effect a reverse stock split of the outstanding shares of not less than one for ten and not more than one for forty; (ii) the adoption of the Company's 1999 Employee Stock Option Plan and 2001 Employee Stock Option Plan for 4,000,000 and 15,000,000 shares, respectively; and (iii) the selection of the accounting firm of Marks Paneth & Shron LLP as the Company's auditors for the year ending October 31, 2001. The amendments to the Company's Certificate of Incorporation effecting the changes described above, other than the reverse stock split, occurred on April 5, 2002, and the one for twenty-five reverse stock split took effect on April 16, 2002.

Item 5. Other Information

Effective May 9, 2002, Dr. Jay Martinez is no longer an officer of NetCare Health Services, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) None

(b) On February 15, 2002 and on April 23, 2002 the Company filed a Report on Form 8-K pursuant to its Amended and Restated Plan of Reorganization and the merger with NetCare Health Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2002                                                                                                                 NetCare Health Group, Inc.

                                                                                                                                                    (Registrant)

By: /s/ Edward Foster

Edward Foster, Chief Executive Officer

and President