Form 10QSB
period 2002-06-30
NETCARE HEALTH GROUP INC
filed 2002-08-14
CIK 705581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Common Stock, $.001 par value, 50,968,340 shares outstanding as of August 6, 2002.

Transitional Small Business Disclosure Format (elect one) ___ Yes __X___ No

	Netcare Health Group, Inc.
	INDEX TO FORM 10-QSB
		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	As of June 30, 2002 and December 31, 2001 (audited)	3

	Consolidated Statement of Operations
	For the Three Months Ended June 30, 2002 and 2001	5

	Consolidated Statement of Operations
	For the Six Months Ended June 30, 2002 and 2001	6

	Consolidated Statement of Stockholders' (Deficit) Equity
	For the Six Months Ended June 30, 2002	7

	Consolidated Statement of Cash Flows	8
	For the Six Months Ended June 30, 2002 and 2001

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Changes in	21
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		23

Netcare Health Group, Inc.
Consolidated Balance Sheets
At June 30, 2002 and December 31, 2001

	June 30,	December 31,
	2002	2001
	(unaudited)	(audited)
ASSETS

Cash	$ 24,548	$ 199,319
Accounts receivable (net of allowance for doubtful
accounts of $1,255,113 and $509,704, respectively)	325,186	1,207,264
Inventory	123,484	103,128
Prepaids and other assets	165,744	27,458
Deferred tax asset	-	192,121

Total current assets	638,962	1,729,290

Property and equipment (net of accumulated
depreciation of $61,637 and $47,207, respectively)	97,886	112,316
Deferred financing costs	38,756	-
Due from stockholder	234,004	-
Notes receivable	323,000	-

	$ 1,332,608	$ 1,841,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of notes payable, net of discount	$ 323,517	$ -
Accounts payable	1,030,523	798,743
Accrued expenses	254,307	226,530
Due to stockholder	-	13,024
Notes payable bank	40,000	40,000
Notes payable - Firstar	178,400	-
Loans payable	15,000	90,000

Total current liabilities	1,841,747	1,168,297

Loans payable affiliate	378,288	437,502
Interest payable affiliate	97,031	77,302
Deferred tax liability	-	10,557

Total liabilities	2,317,066	1,693,658

Preferred stock , undesignated, - 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock - 1,000,000,000 and 32,564,238
authorized, 50,968,340 and 32,564,238 issued
and outstanding; $0.001 par value at 2002 and no
par value at 2001, respectively	50,968	-
Additional paid in capital	1,118,694	450,556
Accumulated deficit	(2,154,120)	(302,608)

Total stockholders' equity	(984,458)	147,948

	$ 1,332,608	$ 1,841,606

The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group, Inc.
Consolidated Balance Sheets
At June 30, 2002 and December 31, 2001
(continued)
	June 30,	December 31,
	2002	2001
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current portion of notes payable, net of discount	$ 323,517	$ -
Accounts payable	1,030,523	798,743
Accrued expenses	254,307	226,530
Due to stockholder	-	13,024
Notes payable bank	40,000	40,000
Notes payable - Firstar	178,400	-
Loans payable	15,000	90,000

Total current liabilities	1,841,747	1,168,297

Loans payable affiliate	378,288	437,502
Interest payable affiliate	97,031	77,302
Deferred tax liability	-	10,557

Total liabilities	2,317,066	1,693,658

Preferred stock , undesignated, - 5,000,000 shares
authorized, none issued and outstanding	-	-
Common stock - 1,000,000,000 and 32,564,238
authorized, 50,968,340 and 32,564,238 issued
and outstanding; $0.001 par value at 2002 and no
par value at 2001, respectively	50,968	-
Additional paid in capital	1,118,694	450,556
Accumulated deficit	(2,154,120)	(302,608)

Total stockholders' (deficit) equity	(984,458)	147,948

	$ 1,332,608	$ 1,841,606

The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group, Inc.
Consolidated Statement of Operations
For the three months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Operating revenues	$ 721,465	$ 1,844,147
Other revenues	7,526	29,152

Total revenues	728,991	1,873,299

Costs and expenses:

Cost of sales	547,123	1,260,968
Operating expenses	212,281	307,742
General and administrative	175,663	176,738
Legal and professional fees	207,760	48,042
Base rent expense	24,000	24,000
Other occupancy costs	18,476	18,175
Stockholder consulting expense	-	41,621
Bad debt expense	611,859	-
Depreciation expense	7,215	7,186
Amortization of deferred financing costs	9,734	-

Operating loss	(1,085,120)	(11,173)

Interest expense-affiliate	5,800	12,367
Interest expense	128,355	11,792

Loss before taxes	(1,219,275)	(35,332)

Income tax expense (benefit)	308,096	(13,249)

Net Loss	$ (1,527,371)	$ (22,083)

Weighted average common shares outstanding	47,553,661	32,564,238
Earnings (loss) per common share	($0.03)	$0.00
Diluted earnings (loss) per common share	($0.03)	$0.00

The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group, Inc.
Consolidated Statement of Operations
For the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Operating revenues	$ 2,251,733	$ 3,666,972
Other revenues	32,074	57,719

Total revenues	2,283,807	3,724,691

Costs and expenses:

Cost of sales	1,628,934	2,531,023
Operating expenses	560,482	607,306
General and administrative	328,381	342,639
Legal and professional fees	277,461	82,292
Base rent expense	48,000	48,000
Other occupancy costs	42,767	41,692
Stockholder consulting expense	65,782	57,450
Bad debt expense	686,859	-
Depreciation expense	14,430	14,316
Amortization of deferred financing costs	13,692	-

Operating loss	(1,382,981)	(27)

Interest expense-affiliate	19,729	24,953
Interest expense	153,982	12,834

Loss before taxes	(1,556,692)	(37,814)

Income tax expense (benefit)	181,563	(14,180)

Net Loss	$ (1,738,255)	$ (23,634)

Weighted average common shares outstanding	44,681,721	32,564,238
Earnings (loss) per common share	($0.04)	$0.00
Diluted earnings (loss) per common share	($0.04)	$0.00

The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group Inc.
Consolidated Statement of Stockholders' (Deficit) Equity
For the six months ended June 30, 2002
(Unaudited)
					Total
					Stockholders'
	Capital	Subscribed	Paid in	Accumulated	(Deficit)
	Stock	Shares	Capital	Deficit	Equity

Balance, January 1, 2002	$ -	$ -	$ 450,556	$ (302,608)	$ 147,948
Recapitalizaion - DCI merger	29,982	1,937,517	(1,967,499)	(113,257)	(113,257)
Capital contribution - RxLTC	-	-	65,782	-	65,782
Issuance of warrants	-	-	244,573	-	244,573
Issuance of beneficial
conversion feature	-	-	55,897	-	55,897
Stock subscription	-	121,000	-	-	121,000
Stock issued on debt conversion	450	-	231,314	-	231,764
Issuance of subscribed shares	17,196	(2,058,517)	2,041,321	-	-
Share penalty	3,340	-	(3,340)	-	-
Net Loss	-	-	-	(1,738,255)	(1,738,255)

Balance, June 30, 2002	$ 50,968	$ -	$1,118,604	$(2,154,120)	$ (984,548)

The accompanying notes are an integral part of these consolidated financial statements

Netcare Health Group, Inc.
Consolidated Statement of Cash Flows
For the six months ended June 30, 2002 and 2001
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net loss	$ (1,738,255)	$ (23,634)
Adjustments to reconcile net loss to net
cash (used in)/provided by operating activities:
Depreciation	14,430	14,316
Amortization of deferred financing costs	13,692	-
Amortization of notes payable discount	74,960	-
Provision for bad debts	686,859	-
Decrease/(Increase) in deferred taxes	181,564	(14,181)
Changes in operating assets and liabilities:
Decrease in accounts receivable	195,219	93,381
(Increase)/Decrease in inventory	(20,356)	139,304
(Increase) in prepaids and other assets	(23,286)	(9,313)
Increase/(Decrease) in accounts payable	44,523	(39,727)
(Decrease)/Increase in other liabilities	(13,223)	67,671
Net cash (used in)/provided by operating activities	(583,873)	227,817

Cash flows from investing activities:
Purchase of equipment	-	(1,676)
Purchase of Firstar note	(100,000)	-
Net cash used in investing activities	(100,000)	(1,676)

Cash flows from financing activities:
Principal payments on bank note (Firstar)	(44,600)	-
Net proceeds from notes payable	446,940	-
Principal payment on notes payable	(16,667)	-
Borrowings from stockholders	157,600	-
Issuance of warrants	157,163	-
Issuance of beneficial conversion feature	55,897	-
Proceeds from capital investment	65,782	57,450
Principal payment on loans	(60,000)	(30,000)
Advances to stockholders	(247,028)	(113,369)
Sale of common stock	121,000	-
Payment of financing costs	(87,500)	-
Payments on affiliate loans	(39,485)	7,453
Net cash provided by (used in) financing activities	509,102	(78,466)

Net (decrease) increase in cash	(174,771)	147,675
Cash balance - Beginning of period	199,319	16,204
Cash balance - End of period	$ 24,548	$ 163,879
	-

Supplemental Disclosure of Cash Flow Information
Interest paid	$ 44,876	$ 9,545
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements
Netcare Health Group, Inc.
Consolidated Statement of Cash Flows
For the six months ended June 30, 2002 and 2001
(Unaudited)

SUPPLEMENTAL SUMMARY OF NONCASH INVESTING AND FINANCING TRANSACTIONS

The following summarizes the noncash investing and financing transactions during the six months ended June 30, 2002. Most of these transactions are disclosed elsewhere in the Notes to
Consolidated Financial Statements in greater detail.

In January 2002, the Company received $115,000 in other assets and assumed $228,257 in current liabilities in connection with the DCI transaction. The net $113,257 assumption of liabilities was recorded as a distribution to the Company's stockholder.

A note payable of $223,000 was incurred as part of the acquisition of the Firstar note.

A note payable in the amount of $15,000 and warrants, recorded at their estimated fair value of
$87,500, were issued as fees in connection with the notes issued in the Company's borrowings in the first quarter of 2002. These fees were capitalized as deferred financing costs.

Notes payable with a face value of $435,000 and a carrying amount, net of unamortized discounts, of
$354,316 were converted to common stock. $137,552 of related deferred financing costs were also written-off as a reduction of additional paid-in-capital.

Loan principal of $15,000 was converted to common stock.

NetCare Health Group Inc.

Notes to Consolidated Financial Statements

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

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of NetCare Health Group, Inc., the interim data includes all adjustments that are necessary for a fair statement of the results of the interim periods presented. All adjustments made in the interim statements are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and footnotes in the Company's Current Report on Form 8-K dated February 15, 2002 and April 23, 2002 and with Digital Commerce International, Inc.'s annual report on Form 10-K for the year ended October 31, 2001.

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

NetCare Health Group Inc.

Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies (continued)

Income taxes: The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Realization of the net deferred tax asset is dependent on generating sufficient taxable income prior to their expiration. The Company has recorded a valuation allowance for the entire net deferred tax asset as the Company believes that the net deferred tax asset of Services will not be realized in the foreseeable future. The amount of the net deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are revised.

Stock subscription agreement penalty provision: Under a stock subscription agreement, the Company is obligated to pay the stockholder in the event of non registration of its shares of common stock. The present value of the estimated future cash payments under the penalty provision was estimated to be $41,000 as of the January 31, 2002 merger date. This was recorded as a liability assumed by the Company in the transaction. At each balance sheet date, the Company revises its estimate of the future cash payments and recognizes imputed interest expense at a rate under which the interest is incurred at a constant rate from the previous balance sheet date through the estimated future payment dates.

Common shares and common per-share data: On April 16, 2002, the Company effectuated a 25-for-1 reverse split of its common stock. The financial statements, notes and other references to common share and common per-share data reflect the reverse stock split for all periods presented. As more fully described below, the Company is considered the successor for accounting purposes to Services. As a consequence, references to common share and common per-share data prior to the January 31, 2002 merger reflect Services' common shares multiplied by the number of Group common shares that was received by Services' stockholder for each common share of Services.

Effective April 5, 2002, the Company amended its Certificate of Incorporation which resulted in the following additional actions: (a) name change to NetCare Health Group, Inc., (b) increase in the number of authorized shares of common stock, $0.001 par value, from 30,000,000 to 1,000,000,000 shares, and (c) authorized up to 5,000,000 shares of a new class of undesignated Preferred Stock which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock.

Effective April 5, 2002, the Company adopted its 1999 Employee Stock Option Plan which provides for the issuance of options to purchase up to 160,000 shares of common stock of the Company, post-split, and the 2001 Employee Stock Option Plan which provides for the issuance of options to purchase up to 600,000 shares of common stock of the Company, post-split.

Note 3. Earnings (loss) per Common Share

On April 16, 2002, the Company effected a 25-for-1 reverse split of its common stock. The weighted average common shares outstanding (adjusted for the reverse split) used in the computation of basic earnings (loss) per common share was 47,553,661 and 32,564,238 in the second quarter of 2002 and 2001 and 44,681,721 and 32,562,238 for the six months ended June 30, 2002 and 2001, respectively.

NetCare Health Group Inc.

Notes to Consolidated Financial Statements

Note 3. Earnings (loss) per Common Share (continued)

Diluted earnings (loss) per common share was equal to basic earnings (loss) per common share as all potentially dilutive instruments were anti-dilutive in the periods presented. Such potentially dilutive instruments included 524,500 of warrants outstanding, each giving the holder the right to purchase one share of common stock in exchange for $.05, a beneficial conversion feature under which the holder of a $90,000 note payable can convert the note to common stock at 25% of the trailing five day average closing price for the common stock, 160,000 options under the Company's 1999 Employee Stock Option Plan at an exercise price of $0.75 and 62,000 non-qualified options with exercise prices ranging from $12.50 to $25.00 and a weighted average of $17.25.

Note 4. Notes Payable

During the first quarter of 2002, the Company borrowed $585,000 from four investors resulting in net cash proceeds of $482,500. Approximately $210,000 of these proceeds were used for advances to various affiliates of the Company. The loans bear interest at a rate of 11% per annum and, commencing March 2002, each is payable at the option of the holder in monthly installments of interest only and in full in February 2005 or in 12 equal monthly installments of principal plus interest. The loans are secured by all of the assets of the Company. Two of the investors, holding $150,000 of the note principal, have elected to be paid in monthly installments of principal plus interest.

The loans are convertible into shares of common stock of the Company at a conversion price equal to 100% of the average closing bid price of the common stock of the Company for the five trading days immediately preceding the end of the prior calendar quarter. In April 2002, $415,000 face value, and in May 2002, $20,000 face value of these loans were converted into shares of common stock of the Company at $1.00 per share.

In conjunction with this financing transaction, the Company capitalized $190,000 in deferred financing costs and recorded $123,025 in notes payable discounts; both of which are being amortized, on the interest method, over the term of the financing. The notes payable discounts represent the portion of the proceeds of the financing that are allocable to the 199,500 warrants issued to the lenders. In conjunction with the conversions of the loans in April and May 2002, $137,553 of deferred financing costs and $80,684 of notes payable discounts were recorded as adjustments to the additional paid-in-capital of the Company. At June 30, 2002, $13,692 of such deferred financing costs and $16,976 of notes payable discount have been amortized.

In April 2002, the Company received $10,000 from a stockholder of the Company in exchange for a demand note without interest.

In May 2002, the Company received $147,600 from two stockholders of the Company in exchange for a demand note without interest.

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

Note 4. Notes Payable (continued)

During May and June 2002, the Company received an aggregate of $90,000 in exchange for a convertible, secured demand promissory note dated June 6, 2002, bearing interest at 9% per annum, payable within five business days after demand for payment thereof, and a warrant to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.05 per common share. The note is convertible at a conversion price equal to 25% of the trailing five day average closing price of the common stock of the Company. In conjunction with this financing, the Company recorded $90,000 in notes payable discounts. These discounts represent $34,103 of proceeds allocated to warrants issued and $55,897 allocated to the beneficial conversion feature inherent in the notes. The $55,897 of the discount relating to the beneficial conversion feature was amortized immediately. The discount relating to the warrants is being amortized over one year. At June 30, 2002, $2,087 of such notes payable discounts have been amortized.

In May 2002, loans payable totaling $15,000 were converted into common stock of the Company; the debtholder receiving 15,000 shares of common stock of the Company on the conversion.

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

The Company has paid the first monthly payment of $44,600 in April 2002 and is delinquent in the remaining payments. Should all required payments not be made on a timely basis, Firstar Bank may terminate this agreement at its sole discretion, retain all payments made by the Company and the Company waives its "ownership interest in the Firstar Note. The Company has not received any notification from Firstar Bank of its intent to enforce this action.

Note 6. Contingencies and Legal

In June 2002, Services and its Chief Financial Officer, have been named as defendants in a civil complaint by James W. Daly, Inc. d/b/a Cardinal Health, ("Cardinal") alleging breach of payment terms for goods received in excess of $280,000 and issuing checks in excess of $190,000 that were not honored by Service's bank. Cardinal is also seeking immediate exclusive possession of all secured collateral. Total amount outstanding and owed to Cardinal as of June 30, 2002 is $281,686, which has been recorded in its entirety as an obligation of the Company. The Company has retained counsel for Services and its Chief Financial Officer in this matter and intends to defend this action.

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

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

Note 6. Contingencies and Legal (continued)

A former pharmaceutical supplier to the Company, Neuman Distributors, Inc. ("Neuman") had been owed $34,233 for unpaid invoices. In November 2001, a settlement was reached with Neuman in the amount of

$25,000 with payment in nine equal monthly payments commencing on December 1, 2001. The Company has paid in full the $25,000 settlement as of June 30, 2002.

In July 2002, the Company was notified by two stockholders, who had previously agreed to settle $152,800 of liabilities in exchange for receipt of 203,733 post-split shares of the common stock of the Company, that the stockholders are seeking to nullify their agreements. The Company is in the process of investigating the legality of this action. Pursuant to this settlement agreement, the Company will be required to issue additional shares of common stock of the Company for no additional consideration if, at any time during a period beginning September 2002 and ending April 2002, the market price of our common stock, measured on a thirty day weighted-average basis, trades below an agreed upon trigger price. The agreement specifies $0.03 as the trigger price. The agreement further provides that the additional shares issued will be the quotient of the amount of a) the debt settled and the weighted average price less b) the amount of shares issued in the settlement. The trigger price and the number of shares issued in the settlement were set forth in the September 2001 agreement which predates the Company's 25-for1 reverse stock split and is silent in regard to adjustments based on stock splits or other changes in the capital structure of the Company.

There are additional agreements issued in September 2001, which settled an aggregate of $525,000 in liabilities in exchange for an aggregate of 700,000 post-split shares of common stock of the Company, that have similar contingent stock issuance provisions.

Note 7. NetCare Health Services, Inc. Merger

In January 2002, Services completed a merger with the Company. The Company had traded on the OTC under the symbol THBK and, in April 2002, changed the name of the parent company in the consolidating group to NetCare Health Group, Inc. and its trading symbol on the OTC to NCGH.

Services' sole stockholder exchanged all of its shares of common stock to the Company in exchange for 70%, subject to various downward adjustments, of the number of shares of common stock of the Company outstanding on a fully diluted basis, a total of 32,564,238 shares (adjusted for the April 16, 2002 25-for-1 reverse split). This meant that for each share of common stock of Services, the stockholder received 32,564.238 post reverse split shares of Group.

Although Group is the legal parent company, the merger has been treated as a recapitalization of Services. Services is the continuing entity for financial reporting purposes. The financial statements are prepared as if Services had always been the Company and on the merger date changed its name and reorganized its capital stock. In addition, the merger resulted in severe limitations being placed on the use of Group's net operating loss carryovers. The merger transaction resulted in the Company effectively assuming $113,257 of net liabilities ($115,000 of assets received and $228,257 of liabilities assumed) and has been recorded as though it was a distribution to RxLTC who had received $250,000 from DCI prior to the merger.

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

Note 8. Concentrations

The Company contracts its services individually with each long-term care facility. These facilities usually vary in size from 75 to 300 patient beds.

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

At June 30, 2002, receivables outstanding from Lexington were $726,173 against which a reserve of $716,173 has been recorded, for a net receivable of $10,000. The estimated loss on the accounts receivable from Lexington that the Company believes is probable is included in the allowance for doubtful accounts.

Due to the uncertainties involved in Lexington's ability to pay its obligations, it is at least reasonably possible that the Company's estimate of the outcome will change materially in the next year. The reasonably possible extent of such change would range from a loss of $0 to a gain of $716,173

In March 2002, the Company suspended service to approximately 900 residents in facilities operated by Lexington. Revenues from Lexington were $203,985 and $326,933 for the six months ended June 30, 2002 and 2001, respectively. The Company believes that the number of residents serviced may be permanently reduced based on current discussions with Lexington. If the number of residents serviced by the Company are decreased and not replaced or if Lexington is unable or unwilling to pay its obligations to the Company, then there would be a material adverse affect on the Company's operations and financial condition. The Company hopes it will be in a positive position to acquire additional contracts with other long-term care facilities during 2002 but given its current situation, it may not be likely to occur without additional capital.

At June 30, 2002, the Company was servicing 519 patient beds, all of which were under individual contracts with long-term care facilities at Bridgeport Health and Bridgeport Manor, operated under common ownership ("Bridgeport"). Revenues for the six months ended June 30, 2002 were $193,114 and at June 30, 2002, receivables totaling $185,890, net of reserves, were outstanding from Bridgeport and the

Company is exposed to loss of revenues in the event that Bridgeport contracts with a competitor for all of its business or were to cease operations.

Revenues from Bridgeport for the six months ended June 30, 2001 were $188,268. At December 31, 2001, receivables totaling $144,272, net of reserves, were outstanding from Bridgeport.

Through May 2002, the Company purchased a substantial amount of its pharmaceuticals from a single supplier. Such purchases represented approximately 88% and 99% of its total pharmaceutical purchases

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

Note 8. Concentrations (continued)

during the six months ended June 30, 2002 and 2001; amounts outstanding in accounts payables totaled

$281,686 to this unaffiliated vendor at June 30, 2002 and $436, 471 at December 31, 2001. In May 2002,

the Company commenced purchasing pharmaceuticals from two alternate suppliers and is in discussions with a third supplier. Nevertheless, one of the alternate suppliers does account for 99% of total pharmaceutical purchases while negotiations with a third supplier remain in process. Amount outstanding to this supplier as of June 30, 2002 totaled $115,568; no previous relationship existed with this unaffiliated supplier prior to May 2002.

The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. Substantially all of the cash included in the June 30, 2002 and December 31, 2001 balance sheets was on deposit with one bank. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Note 9. Income Taxes

At December 31, 2001, Services had approximately $139,000 in federal and state tax loss carryforwards which will begin to expire in year 2020. These loss carryforwards can only be used to offset the future taxable income of Services and cannot be utilized to offset taxable income generated by Group or other subsidiaries of the Company. In addition, at October 31, 2001, Group had net operating loss carryforwards of approximately $4,300,000 which have been fully reserved for with valuation allowances as of June 30, 2002. Because of the change in ownership occurring at the merger date only a very limited portion of the Group carryforward can be used in any one tax year.

During the six months ended June 30, 2002, the Company increased its valuation allowance due to historical operating losses, resulting in a provision for income taxes of $181,563 and an increase in the valuation allowance of $765,323; $181,563 of which relates to net deferred tax assets which were recorded in periods prior to 2002.

Note 10. Stock Subscription Penalty

Under a stock subscription agreement dated December 5, 2001, the Company is obligated to pay the stockholder in the event of non registration of its shares of common stock.

The provisions contained therein required issuance of additional shares of common stock of the Company in the event that, subsequent to that agreement, the Company issues shares of its common stock at a price below $0.22, as adjusted for stock splits, stock dividends, recapitalizations and other similar events based upon a specified calculation. This agreement also requires a monetary penalty be paid to the stockholder in the event of a delay in the initial filing and also in the event of a delay in the effective date of the mandatory registration of shares of common stock purchased by the stockholder pursuant to this subscription agreement. This agreement further requires that the monetary penalty be paid on the third business day after the last day of the calendar month during which such penalties are incurred. As of the date of the filing of this quarterly report on Form 10-QSB, the registration statement has not been filed with the Securities and Exchange Commission.

At June 30, 2002, the Company issued 3,340,000 shares of common stock pursuant to the provisions of this stock subscription agreement.

NetCare Health Group, Inc.

Notes to Consolidated Financial Statements

Note 11. Related Party Transactions

In June 2002, the Company paid $10,000 to an entity owned by the Company's then current Chief Executive Officer for web site development and hosting.

Note 12. Subsequent Events

In July 2002 the Company issued 100,000 shares of its common stock to each of two unrelated parties for consulting services rendered to the Company.

In July 2002, the chief financial officer of Services was issued a stock subscription for 50,000 shares of common stock of the Company at par value and 200,000 warrants for shares of common stock of the Company at $0.05.

In August 2002, the Company received $60,000 from the chief executive officer in return for a demand note due in 120 days as to principal and interest at an annual rate of 12%.

In August 2002, the Company received $40,000 from an existing stockholder in return for a demand note due in 7 days as to principal plus $2,000 of interest.

In July 2002, the Company was notified by two stockholders, who had previously agreed to settle $152,800 of liabilities in exchange for receipt of 203,733 post-split shares of the common stock of the Company, that the stockholders are seeking to nullify their agreements. The Company is in the process of investigating the legality of this action.

Item 2. Management's Discussion and Analysis and Results of Operations

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the Company in those statements includes, among others: changes in Medicare, Medicaid and certain private payers' reimbursement levels; existing government regulations, including applicable health care, tax and health and safety regulations, and changes in, or the failure to comply with, governmental regulations or the interpretations thereof; legislative proposals for health care reform; competition and general economic and business conditions; the ability to attract and retain qualified personnel; changes in current trends in the cost and volume of general and professional liability claims and other litigation.

Although the Company believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, it can give no assurance that it will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking

Item 2. Management's Discussion and Analysis and Results of Operations (continued)

statement contained in this report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

Total revenues decreased by approximately $1,144,000 or 61.1 percent during the three months ended June 30, 2002 as compared with the three months ended June 30, 2001. This decrease in revenues is attributable to an overall reduction in patients serviced during the second quarter of 2002 primarily as a result of suspension of service to Lexington HealthCare Group, Inc. facilities. The number of patients serviced by the Company was 519 at June 30, 2002 as compared with 1,519 at June 30, 2001. During the three months ended June 30, 2002 and 2001, the average number of patient serviced was 583 and 1448 and the peak number of patients serviced was 692 and 1,519, respectively.

During the three months ended June 30, 2002, gross margins decreased to 25.0% from 32.7% during the three months ended June 30, 2001. This decrease is primarily attributable to a shift in the sales mix whereby the higher margin product sales declined as a percentage of total sales in 2002 as compared with the corresponding period in 2001.

The three months ended June 30, 2002 had an operating loss of $(1,085,120) as compared with an operating loss of $(11,173) during the three months ended June 30, 2001. This increase in operating loss of approximately $1,073,900 was primarily a result of increased bad debt expenses of $612,000, legal and professional fees of $160,000 and amortization of deferred financing costs of $10,000 coupled with a decrease in gross margins of $430,000; partially offset by decreased spending in operations of 95,000 and shareholder consulting expense of $41,000. Although operations expenses decreased in monetary terms, it increased to 29.1% of total revenues from 16.4% of total revenues during the three months ended June 30, 2002 and 2001, respectively. During the three months ended March 31, 2002, the Company completed its initial restructuring of the business which commenced in the latter part of February 2001. As a result, the three months ended June 30, 2002 did not include any stockholder consulting expenses, as compared with approximately $41,000 for the three months ended June 30, 2001, a 100% decrease in spending for this program. These expenses, although incurred by a stockholder of the Company, are required to be charged to the operations of the Company and treated as a capital contribution.

The Company experienced higher spending levels during the three months ended June 30, 2002 as the Company was still in the process of completing its merger with a public company and as a result, has been spending a significant amount of effort in operational, financial and legal reviews. The Company was staffed with a chief operating officer and a chief financial officer during the three months ended June 30, 2002 while in the comparable period during 2001, the Company had only employed a chief operating officer. These additional cost in general and administrative expense during 2002 were offset by elimination of certain administrative positions and cost controls.

Interest expense increased by $109,996 to $134,155 during the three months ended June 30, 2002 as compared with the corresponding period during 2001. This increase is principally as result of finance charges from a supplier of products to the Company coupled with interest expense on financing received during the first half of 2002, a significant portion of which was converted to equity on April 15, 2002 and $55,897 recorded as interest upon the issuance of a beneficial conversion feature in conjunction with a note payable.

Item 2. Management's Discussion and Analysis and Results of Operations (continued)

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Total revenues decreased by approximately $1,441,000 or 38.7 percent during the six months ended June 30, 2002 as compared with the six months ended June 30, 2001. This decrease in revenues is attributable to an overall reduction in patients serviced during the first half of 2002 primarily as a result of suspension of service to Lexington HealthCare Group, Inc. facilities. During the six months ended June 30, 2002 and 2001, the average number of patient serviced was 888 and 1,449 and the peak number of patients serviced was 1,629 and 1,519, respectively.

During the six months ended June 30, 2002, gross margins decreased to 28.7% from 32.0% during the six months ended June 30, 2001. This decrease is primarily attributable to a shift in the sales mix whereby the higher margin product sales declined as a percentage of total sales in 2002 as compared with the corresponding period in 2001.

The six months ended June 30, 2002 had an operating loss of $(1,382,981) as compared with an operating loss of $(27) during the six months ended June 30, 2001. This increase in operating loss of approximately $1,383,000 was primarily a result of increased bad debt expenses of $687,000, legal and professional fees of $195,000, amortization of deferred financing costs of $14,000 and stockholder consulting expenses of $9,000 coupled with a decrease in gross margins of $539,000; partially offset be decreased spending in operations of $47,000 and general and administrative expenses of $14,000. Although operations expenses decreased in monetary terms, it increased to 28.6% of total revenues from 16.4% of total revenues during the six months ended June 30, 2002 and 2001, respectively.

The Company experienced higher spending levels during the six months ended June 30, 2002 as the Company was still in the process of completing its merger with a public company and as a result, has been spending a significant amount of effort in operational, financial and legal reviews. Although, the Company was staffed with a chief operating officer and a chief financial officer during the six months ended June 30, 2002 while in the comparable period during 2001, the Company had only employed a chief operating officer; the reduction in administrative staff positions as a result of the restructuring resulting in reduced spending levels in 2002 as compared with the comparable period in 2001. During the first quarter 2002, the Company completed its initial restructuring of the business which commenced in the latter part of February 2001. As a result, the six months ended June 30, 2002 included approximately $66,000 of stockholder consulting expenses as compared with $57,000 for the six months ended June 30, 2001, a decrease of $9,000. These expenses, although incurred by a stockholder of the Company, are required to be charged to the operations of the Company and treated as a capital contribution.

Interest expense increased by $135,924 to $173,711 during the six months ended June 30, 2002 as compared with the corresponding period during 2001. This increase is principally as result of finance charges from a supplier of products to the Company coupled with interest expense on financing received during the first half of 2002 and $55,897 recorded as interest upon the issuance of a beneficial conversion feature in conjunction with a note payable.

Item 2. Management's Discussion and Analysis and Results of Operations

Liquidity and Capital Resources

Cash Flows. During the six months ended June 30, 2002, the Company satisfied its cash requirements principally from external financing. Cash flows used in operating activities were $(583,873) for the six months ended June 30, 2002, as compared with $227,817 being provided by operating activities for the six months ended June 30, 2001; a reduction in operating cash flows of $811,690. A net loss of $1,738,255 partially offset by additional provisions for bad debts of $686,859 and a decrease in accounts receivable of $195,219 is the primary cause of this reduction. Cash flows used in investing activities were $100,000 during the six months ended June 30, 2002, an increase of $98,324 over the corresponding period of 2001, resulting from the purchase of a promissory note from Firstar Bank in the amount of $100,000. Cash flows provided by financing activities were $509,102 during the six months ended June 30, 2002 as compared with cash flows used in financing activities of $(78,466) for the six months ended June 30, 2001, an increase in financing cash flows of $587,568. This increase is primarily attributable to net proceeds received from issuance of notes payable totaling $446,940, proceeds from borrowings from stockholders totaling $157,600, sale of common stock of $121,000 and $157,163 in warrant issuances partially offset by approximately $91,267 in unaffiliated loan and note payments, $133,659 in advances to stockholders and $87,500 in financing costs.

During April 2002, $415,000 face value of debt, with a net value of $341,709, was converted to 415,000 common shares of the Company. If two of said stockholders do not realize gross proceeds from the sale of shares of common stock of the Company held by such holders, including the sale of shares issuable upon exercise of the warrants granted thereto, of the total investment they would have received if they did not convert their notes to equity, the Company will, at its option, either pay the difference or issue the stockholders additional shares of stock. The Company has the right to purchase all the equity of the Company owned by such investors. None of these investors, nor any of such debtholders, are affiliates of the Company. During May 2002, $20,000 face value of debt, with a net value of $12,606, was converted into 20,000 common stock of the Company. The remaining debtholders agreed to forebear payment of principal for 60 days commencing April 15, 2002 in exchange for accelerating the repayment schedule. The new schedule amortizes the face value of the debt, totaling approximately $133,333 at June 30, 2002, over an 8 month period commencing July 1, 2002.

During the second quarter of 2002, the Company borrowed, on an unsecured demand basis, $147,600 from two shareholders of the Company and $10,000 from one shareholder of the Company.

During May and June 2002, the Company received an aggregate of $90,000 in exchange for a convertible, secured demand promissory note dated June 6, 2002, bearing interest at 9% per annum, payable within five business days after demand for payment thereof, and warrants to purchase 200,000 shares of the common stock of the Company at an exercise price of $0.05 per share. The note is convertible at a conversion price equal to 25% of the trailing five day average closing price of the common stock of the Company

In May 2002, loans payable totaling $15,000 were converted into common stock of the Company; the debtholder receiving 15,000 shares of common stock of the Company on the conversion.

At June 30, 2002, the Company issued 3,340,000 shares of common stock to an existing stockholder pursuant to provisions contained in the stockholder's subscription agreement dated December 5, 2001.

The provisions contained therein required issuance of additional shares of common stock of the Company in the event that, subsequent to that agreement, the Company issues shares of its common stock at a price below $0.22, as adjusted for stock splits, stock dividends, recapitalizations and other similar events based

Item 2. Management's Discussion and Analysis and Results of Operations

Liquidity and Capital Resources (continued)

upon a specified calculation. This agreement further requires that the monetary penalty, based upon a specified calculation for number of days' delay in filing a registration statement for such shares and continuing until such registration statement is filed, be paid on the third business day after the last day of the calendar month during which such penalties are incurred. The present value of the estimated future cash payments under the penalty provision was estimated to be $41,000 as of the January 31, 2002 merger date. This was recorded as a liability assumed by the Company in the transaction. At each balance sheet date, the Company revises its estimate of the future cash payments and recognizes imputed interest expense at a rate under which the interest is incurred at a constant rate from the previous balance sheet date through the estimated future payment dates. As of the date of the filing of this quarterly Report on Form 10-QSB, the registration statement has not been filed with the Securities and Exchange Commission.

In July 2002, the Company was notified by two stockholders, who had previously agreed to settle $152,800 of liabilities in exchange for receipt of 203,733 post-split shares of the common stock of the Company, that the stockholders are seeking to nullify their agreements. The Company is in the process of investigating the legality of this action.

The Company needs to immediately raise additional financing of at least $300,000 in the next 45 days. An additional $600,000 is needed immediately thereafter as the Company believes that cash flows from operations will not be sufficient to cover debt payments, future capital expenditures and operating needs during the next six months. The Company needs to raise additional financing either through debt, equity or a combination of both. The sale of additional debt or equity securities could result in dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts required or on terms acceptable to the Company, if at all. In the event that such financing is not available, then the Company may be required to curtail or cease its operations. Accordingly, this results in substantial doubt about the Company's ability to continue as a going concern. The financial statements have, nonetheless, been prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In June 2002, Services and its chief financial officer, were named as defendants in a civil complaint by James W. Daly, Inc. d/b/a Cardinal Health, ("Cardinal") alleging breach of payment terms for goods received in excess of $280,000 and issuing checks in excess of $190,000 that were not honored by Service's bank. Cardinal is also seeking immediate exclusive possession of all secured collateral. Total amount outstanding and owed to Cardinal as of June 30, 2002 is $281,686, which has been recorded in its entirety as an obligation of the Company. The Company has retained counsel for Services and its chief financial officer in this matter and intends to defend this action.

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

Item 1. Legal Proceedings (continued)

A former pharmaceutical supplier to the Company, Neuman Distributors, Inc. ("Neuman") is owed $34,233 for unpaid invoices. The Company had recorded this full amount in its accounts payable. In November 2001, a settlement was reached with Neuman in the amount of $25,000 with payment in nine equal monthly payments commencing on December 1, 2001. The Company has paid the full $25,000 settlement as of June 30, 2002.

Item 2. Changes in Securities

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

In January 2002, the Company issued warrants to acquire shares of common stock of the Company at $.05 per share to investors who lent the Company an aggregate of $585,000. The warrants expire in January 2004. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In March 2002, an investor subscribed for 880,000 shares of common stock of the Company in consideration for $121,000. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In April 2002, the Company converted $415,000 face value of notes payable into 415,000 shares of common stock of the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In May 2002, the Company converted $35,000 face value of notes payable into 35,000 shares of common stock of the Company. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In June 2002, the Company issued 3,340,000 shares of common stock of the Company for no additional consideration pursuant to provisions contained in the stockholder's subscription agreement. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

In June 2002, the Company issued warrants to acquire shares of common stock of the Company at $.05 per share to an investor who lent the Company $90,000. The warrants expire in May 2005. The issuance was made pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

Effective August 7, 2002, the Board of Directors of the Company amended the bylaws of the Company to increase the size of the Board from one to two members and appointed Mr. Michael Kang as a director of the Company.

Effective August 8, 2002, Mr. Edward A. Foster returned to his position as Chief Information Officer of the Company from the position as interim Chief Executive Officer and Mr. Michael Kang, the former Chairman of DCI, assumed the position of interim Chief Executive Officer of the Company.

Our chief executive officer and our principal financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(b) On July 26, 2002, the Company filed a Current Report on Form 8-K with respect to the lawsuit against Services and its chief financial officer by James W. Daly, Inc. d/b/a Cardinal Health alleging breach of payment terms for goods received in excess of $280,000 and issuing checks in excess of $190,000 which were not honored.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002                      NetCare Health Group, Inc.

(Registrant)

By: /s/ Michael Kang

Michael Kang, Chief Executive Officer

By: /s/ Joseph C. Sienkiewicz

Joseph C. Sienkiewicz

Principal Financial Officer